Form 10QSB
period 2000-03-31
BENTLEY COMMUNICATION CORP
filed 2000-06-05
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Act of 1934

                  For the quarterly period ended March 31, 2000

                        Commission file number: 000-27347

                          BENTLEY COMMUNICATIONS CORP.
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                     58-2534003
             -------                                     ----------
 (State or other jurisdiction of              (IRS Employee Identification No.)
  incorporation or organization)

              100 Oceangate, Suite 1200, Long Beach, CA 90802-4322
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (562) 628-5534
                                 --------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No
    --------                --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                          13,270,836
             (Class)                          (Outstanding as of April 18, 2000)

                          BENTLEY COMMUNICATIONS CORP.
                                   FORM 10-QSB
                                      INDEX

                                                                            PAGE
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Independent Review Engagement Report.................................3

         Interim Consolidated Balance Sheet at March 31, 2000.................4

         Interim Consolidated Statement of (Loss) and (Deficit)
              for the three months ended March 31, 2000.......................5

         Interim Consolidated Statements of Cash Flows
              for the three months ended March 31, 2000.......................6

         Interim Consolidated Statement of Changes in Stockholders
              equity for the three months ended March 31, 2000................7

         Notes to Financial Statements........................................8

Item 2   Management's Discussion and Analysis or Plan of Operation............10

Part II  OTHER INFORMATION

Item 2   Changes in Securities................................................16

Item 6   Exhibits and Reports on Form 8-K.....................................16

Signatures....................................................................17

PART I:  FINANCIAL INFORMATION

ITEM 1.

                               P A R K E R & C O.
                              CHARTERED ACCOUNTANTS
                 200 - 2560 Simpson Road, Richmond, B.C. V6X 2P9
                     Tel: (604) 276-9920 Fax: (604) 276-4577


                      INDEPENDENT REVIEW ENGAGEMENT REPORT

We have reviewed the interim consolidated statement of financial position of Bentley Communications Corp. and its wholly owned subsidiary as at 31 March 2000 and the interim consolidated statements of loss and deficit, cash flow and changes in stockholders' equity for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements in the United States, and accordingly consists primary of inquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently, we do not express an audit opinion on these financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these interim consolidated financial statements are not, in all material respect, in accordance with generally accepted accounting principles in the United States of America.

These interim consolidated financial statements have been prepared assuming the Company and its subsidiary will continue as a going concern. As stated in Note 2 to the interim consolidated financial statements, the Company and its subsidiary will require and infusion of capital to sustain themselves. This requirement for additional capital raises substantial doubt about the Company's ability to continue as a going concern. The interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Richmond, British Columbia, Canada
31 May 2000

/s/ Parker & Co.
----------------
PARKER & Co.
CHARTERED ACCOUNTANTS


                          INTERIM FINANCIAL STATEMENTS

                          BENTLEY COMMUNICATIONS CORP.
                         (AND ITS WHOLLY OWN SUBSIDIARY)
              INTERIM CONSOLIDATED STATEMENT OF FINANCIAL POSITION

                             (Stated in US Dollars)
               Unaudited, See Independent Review Engagement Report
                            (Prepared by Management)


ASSETS

AS AT 31 MARCH                                                          2000              1999
                                                              ---------------   ---------------
 Current
      Cash                                                    $       14,919    $       18,210
      Accounts receivable                                             32,290               ---
      Marketable securities - Note 3                                  80,000               ---
                                                              ---------------   ---------------
                                                                     127,209            18,210
 Investment Advances - Note 4                                              1               ---
 Video Distribution License - Note 5                                  40,000               ---
 Capital Assets
      Net of accumulated amortisation - Note 6                        91,475               419
 Goodwill - Note 7/9                                                 314,833               ---
                                                              ---------------   ---------------
                                                              $      573,518    $       18,629
                                                              ===============   ===============

LIABILITIES

 Current
      Accounts payable                                        $       37,935    $        3,975
      Due to shareholders                                            159,130             4,140
                                                              ---------------   ---------------
                                                                     197,065             8,115
                                                              ---------------   ---------------

 LONG TERM LIABILITIES
 Loans payable - Note 8                                              500,000               ---

SHAREHOLDERS' EQUITY (DEFICIENCY IN ASSETS)

 Capital stock - Note 9 Issued:

      Share capital                                                    1,028               600
      Additional paid-in capital                                   1,421,472            74,900
      Common shares subscribed                                         7,500               ---
 Deficit                                                          (1,553,547)          (64,986)
                                                              ---------------   ---------------
                                                                    (123,547)           10,514
                                                              ---------------   ---------------
                                                              $      573,518    $       18,629
                                                              ===============   ===============

                          BENTLEY COMMUNICATIONS CORP.
                         (AND ITS WHOLLY OWN SUBSIDIARY)
             INTERIM CONSOLIDATED STATEMENT OF (LOSS) AND (DEFICIT)

                             (Stated in US Dollars)
               Unaudited, See Independent Review Engagement Report
                            (Prepared by Management)


FOR THE THREE MONTHS ENDED 31 MARCH                     2000               1999
                                              ---------------    ---------------
Expenses
      Amortisation                            $        1,475     $            6
      Automobile                                       5,770                ---
      Advertising                                      1,814                ---
      Consulting                                     344,685             22,140
      Management fees                                 43,500             12,000
      Office                                          26,100                 58
      Professional fees                               63,100              6,443
      Public relations                                 3,775              5,000
      Rent                                            30,043                727
      Salary                                          20,971                ---
      Telephone                                        2,750                ---
      Transfer agent fee                                 550                ---
      Travel and accommodation                        28,655                ---
      Web site costs                                  17,976                ---
                                              ---------------    ---------------
                                                     591,164             46,374
                                              ---------------    ---------------
Net loss for the period                             (591,164)           (46,374)
Other
      Write off of investment advance                (24,000)               ---
                                              ---------------    ---------------
Net loss for the period                             (615,164)           (46,374)
Deficit, beginning of the period                    (938,383)           (18,612)
                                              ---------------    ---------------
Deficit, end of the period                    $   (1,553,547)     $     (64,986)
                                              ===============    ===============
Earnings (loss) per share, - Note 10
      Basic loss per share                            ($0.06)            ($0.01)
                                              ---------------    ---------------
      Diluted loss per share                          ($0.04)            ($0.01)
                                              ===============    ===============


                          BENTLEY COMMUNICATIONS CORP.
                         (AND ITS WHOLLY OWN SUBSIDIARY)
                  INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS

                             (Stated in US Dollars)
               Unaudited, See Independent Review Engagement Report
                            (Prepared by Management)


FOR THE THREE MONTHS ENDED 31 MARCH                            2000            1999
                                                      --------------  --------------
Cash provided by (used in):
Operations:
     Net (loss)                                       $    (615,164)  $     (46,374)
     Items not involving cash:
         Amortization                                         1,475               6
     Changes in non-cash working capital items              188,743           4,578
                                                      --------------  --------------
                                                           (424,946)        (41,790)
                                                      --------------  --------------
Financing
     Capital stock                                          930,000          60,000
     Capital stock subscribed                                 7,500             ---
                                                      --------------  --------------
                                                            937,500          60,000
                                                      --------------  --------------
Investing
     Marketable securities                                  (80,000)            ---
     Video distribution license                             (40,000)            ---
     Goodwill                                              (314,833)            ---
     Capital assets acquired                                (92,549)            ---
                                                      --------------  --------------
                                                           (527,382)            ---
                                                      --------------  --------------
Increase (Decrease) in cash                                 (14,828)         18,210
Cash, beginning of the period                                29,747             ---
                                                      --------------  --------------
Cash, end of the period                               $      14,919   $      18,210
                                                      ==============  ==============


                                              BENTLEY COMMUNICATIONS CORP.
                                             (AND ITS WHOLLY OWN SUBSIDIARY)
                            INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                        For the three months ended March 31, 2000

                                                 (Stated in US Dollars)
                                   Unaudited, See Independent Review Engagement Report
                                                (Prepared by Management)

                                                                                                                 RETAINED
                                  PREFERRED STOCK       COMMON STOCK       COMMON STOCK      ADDITIONAL PAID     EARNINGS
                                      ISSUED               ISSUED             AMOUNT           IN CAPITAL        (DEFICIT)
                                      ------               ------             ------           ----------        ---------
Beginning balances, 31
December 1999                            ---            7,637,503       $         848      $      491,652     $  (938,383)

Private placement for services
06 January 2000
Issued                                   ---              100,000                  10              29,990             ---

Private placement for cash
31 January 2000
Issued                                   ---              500,000                  50             349,950             ---
Less commission                          ---                  ---                 ---              (5,000)            ---

Private placement for services
31 January 2000
Issued                                   ---              100,000                  10              29,990             ---

Private placement for cash
08 March 2000
Issued                                   ---              500,000                  50             349,950
Less commission                          ---                  ---                 ---              (5,000)            ---

Private placement for services
08 March 2000
Issued                                   ---              600,000                  60             179,940             ---

Net (loss) for the three
months ended 31 March 2000               ---                  ---                 ---                 ---        (615,164)
                                 -----------        -------------       -------------      --------------     ------------

Ending balances, 31 March
2000                                     ---            9,437,503       $       1,028      $    1,421,472     $(1,553,547)
                                 ===========        =============       =============      ==============     ============

                          BENTLEY COMMUNICATIONS CORP.
                         (AND ITS WHOLLY OWN SUBSIDIARY)
             NOTES TO THE INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                    For the three months ended March 31, 2000

                             (Stated in US Dollars)
               Unaudited, See Independent Review Engagement Report
                            (Prepared by Management)


NOTE 1        THE CORPORATION AND ITS BUSINESS

Bentley Communications Corp. was incorporated in the State of Florida on 28 February 1992 under the name Fogilstone Development, Inc. On 28 January 1997 the Company changed its name to Premier Mining Ventures, Inc. On 28 February 1998 the name of the Company was changed to Pure Air Technology, Inc. On 22 February 1999 the name was changed to Startek.com., Inc. On 29 November 1999 the Company name was changed to Bentley Communications Corp.

On 08 March 2000 the Bentley Communications Corp. acquired all of the issued and outstanding shares of Kyrenia Acquisition Corporation.

The Company has offices in Long Beach, California, USA. The Company has been reorganized to engage in the internet sales market or 'e' commerce. As the Company is just started in this new business it has not established itself as a going concern. The fiscal year end of the Company is 31 December.


NOTE 2        SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

These consolidated financial statements have been prepared in United States of America dollars, which have been rounded to the nearest whole dollar except for the net earnings (loss) per share which has been rounded to the nearest cent, using United States of America Generally Accepted Accounting Principles. These accounting principles are applicable to a going concern, which contemplates the realization and liquidation of liabilities in the normal course of business. Current business activity has just begun and insufficient revenue has been generated to sustain the Company as a going concern without the infusion of additional capital.

The subsidiary Company, Kyrenia Acquisition Corporation , was consolidated using the purchase method, as Bentley Communications Corp. was the predominant acquirer. Under the purchase method of accounting only the earnings (losses) from the date of acquisition are included in the interim consolidated financial statements.

Revenue is recorded as a sale at the time the products are shipped from the Company's warehouse or services are provided. Costs are recorded at the time an obligation to pay occurs and are expensed at the time the benefit to the Company is matched to revenue or, if there is no matching revenue, to the period in which the benefit is realized.

Capital asset are recorded at cost and amortized at the following rates:

                             Computer equipment - 30%
                             Office furniture   - 20%
                             Organization cost  -  5%

Goodwill is recorded at the excess of the purchase price over the fair market value of the underlining assets purchased. The resulting cost of the goodwill will be amortized over its estimated economic life which is presently estimated to be four years. Within two years or before 31 December 2001, the cost of the goodwill will be compared to the present value of its future cash flow to determine if the value of the goodwill has been impaired. If the value has been impaired consideration will be given to writing the remaining unamortized cost off as an expense. No amortization is recorded on these statements as the goodwill was just purchased.

Stock option compensation to employees is recorded as compensation expense at the time the option is exercised and the stock is issued. The amount of compensation expense is equal to the difference between the stock price and the exercise price at the issue date.

NOTE 3        MARKETABLE  SECURITIES

Marketable Securities                               March 31, 2000
                                                    Cost

Quad x Sports.com Inc.                              $80,000
560,000 common shares

NOTE 4        INVESTMENT ADVANCES

Under the terms of a letter of intent, the Company advanced $250,000 as the first condition of a proposed merger with Angellcom Communications, Inc. Angellcom Communications, Inc. has not proceeded with any of the remaining conditions of the letter of intent. Legal action has been initiated to recover the funds advanced.

NOTE 5        VIDEO  DISTRIBUTION  LICENSE

On 10 March 2000 the Company entered into a non-exclusive license agreement with HCV Inc. to market and distribute various feature length films from the HCV library utilizing the Internet. As consideration the Company paid an advanced royalty of $40,000. The license agreement expires 01 June 2010.

NOTE 6        CAPITAL ASSETS

                                                       ACCUMULATED
                                     COST             AMORTIZATION          UNAMORTIZED         UNAMORTIZED
                                     2000                 2000                  2000                1999
                                     ----                 ----                  ----                ----
COMPUTER EQUIPMENT                 $  86,285           $   1,444             $  84,841           $     ---

OFFICE FURNITURE                       6,265                  25                 6,240                 ---

ORGANIZATION COST                        500                 106                   394                 419
                                   ----------          ----------            ----------          ----------

                                   $  93,050           $   1,575             $  91,475           $     419
                                   ==========          ==========            ==========          ==========

NOTE 7        GOODWILL

On 08 March 2000 the Company acquired all the issued and outstanding shares of Kyrenia Acquisition Corporation for $255,000 and 10,000 common shares with a par value of $0.0001 for $0.75 per share $7,500. As at 31 March 2000 these shares were not issued.

The Company entered into an agreement for the acquisition of Twirlme.com, a website and e-commerce development entity for a total cost of $80,000. The consideration consisted of Fixed Assets of $27,500 and Goodwill of $52,500.

NOTE 8        LOANS PAYABLE

The loans payable are subordinated convertible promissory notes at 6% annual interest of various dates in 1999, with various conversion prices. The loan is repayable on 5 October 2001. Subsequent to March 31, 2000 all of the notes were converted into 2,833,333 common shares with a par value of $0.0001, issued under
Section 4(2) of the Securities Act of 1933, as amended.

NOTE 9        CAPITAL STOCK

On 06 January 2000 the Company issued 100,000 common shares with a par value of $0.0001 and an issued price of $0.30 or $30,000, pursuant to Rule 701 of the Securities Act of 1933, as amended, as consideration for an advisory agreement for future services over a twelve-month period. This advisory agreement was entered into on 05 January 2000.

On 31 January 2000 the Company issued by private placement 500,000 common shares with a par value of $0.0001 for $0.70 per share for $350,000 cash, pursuant to Regulation D, Rule 504. A finder' fee of $5,000 was paid to an investment banker.

On 31 January 2000 the Company issued 100,000 common shares with a par value of $0.0001 and an issued price of $0.30 or $30,000, pursuant to Rule 701 of the Securities Act of 1933, as amended, as consideration for an advisory agreement for future services over a twelve-month period. This advisory agreement was entered into on 14 December 1999.

On 08 March 2000 the Company issued an aggregate of 600,000 common share with a par value of $0.0001 and an issued price of $0.30 or $180,000, pursuant to Rule 701 of the Securities Act of 1933, as amended, as consideration for three advisory agreements for future services over a twelve-month period. These advisory agreements were entered into on 14 December 1999.

On 08 March 2000 the Company issued by private placement 500,000 common shares with par value of $0.0001 for $0.70 per share for $350,000 cash, pursuant to Regulation D, Rule 504. A finder's fee of $5,000 was paid to an investment banker.

On 08 March 2000 the Company acquired all the issued and outstanding shares of Kyrenia Acquisition Corporation for $255,000 and 10,000 common shares with a par value of $0.0001 for $0.75 per share or $7,500, pursuant to Section 4(2) of the Securities Act of 1933, as amended. As at 31 March 2000 these shares were not issued.

NOTE 10       LOSS PER SHARE

Basic loss per share is computed by dividing losses available to common stockholders by the weighted-average number of common shares during the end period. Diluted loss per share is calculated on the weighted average number of common shares that would have resulted if dilutive common stock equivalents or potential dilutive common stock equivalents had been converted to common stock.

NOTE 11       COMMITMENTS AND SUBSEQUENT EVENTS

a) On 08 December 1999 the Company entered into a consulting agreement with Roctech H.K. Limited who are to act as the Company's Asian representative in the sourcing of new products to be sold over the internet. The agreement required the Company to issue on 12 April 2000 1,000,000 common shared with a par value of $0.001 for an issue price of $0.30 or $300,000, pursant to
     Section 4(2) of the Securities Act of 1933, as amended. In addition, the Company is required to fund on a best efforts basis by 30 June 2000 $2,000,000. to Roctech H.K. Limited for working capital.

b) Employment agreements. On 01 January 2000 the Company entered into employment agreements with three of its employees for the two years ended 31 December 2001. Under the terms of these agreements, the Company committed to salaries of $30,000 per month, the issue of 1,500,000 common shares with a par value of $0.0001 at an estimated price of $0.30 per share, or $450,000 and 1,800,000 stock options which are earned and vested quarterly with an exercise price of $2.00 per share.


ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company was incorporated under the laws of the State of Florida on February 29, 1992 under the name Fogilstone Development, Inc. On January 28, 1997, the Company changed its name to Premier Mining Ventures, Inc. On February 28, 1998, the Company changed its name to Pure Air Technology. On February 22, 1999, the Company changed its name to Startek.com, Inc. On November 29, 1999, the Company changed its name to Bentley Communications Corp.

The Company is transitioning from a development stage company to that of an active growth and acquisition stage company. The Company seeks to engage in the business of creating an international business to business (B2B) and wholesale sourcing network. The Company's immediate focus is on E-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-U.S. based companies, initially in Asia and the Pacific Rim.

In addition to historical statements, this Quarterly Report on Form 10-QSB contains certain forward-looking statements that are subject to certain risks and uncertainties, which could cause actual results to differ materially from those stated or implied. Forward-looking statements are those that use the words "expects", "estimates", "will", "may", "anticipates", "believes" or similar expressions. These forward-looking statements reflects management's opinions only as of the date hereof, and the Company assumes no obligation to update this information. Risks and uncertainties include, but are not limited to, those discussed below and in the section entitled "Trends, Risks, and Uncertainties".

The following discussion should be read in conjunction with the Company's Interim Consolidated Financial Statements and Notes thereto, included elsewhere in this report.

OVERVIEW

On January 31, 2000, the Company issued 500,000 common shares, by private placement, for $0.70 per share. The stock was issued to a Colorado investor pursuant to Rule 504 of Regulation D and applicable state exemptions. A finders fee of $5,000 was paid to an investment banker.

During the period ended March 31, 2000, the Company issued 800,000 common shares for a deemed value of $0.30 per share, under Rule 701 of the Securities Act of 1933, as amended, for consulting and professional services pursuant to five advisory agreements.

On March 8, 2000, the Company issued 500,000 common shares, by private placement, for $0.70 per share. The stock was issued to a Colorado investor pursuant to Rule 504 of Regulation D and applicable state exemptions. A finders fee of $5,000 was paid to an investment banker.

On March 8, 2000, the Company acquired all the issued and outstanding shares of Kyrenia Acquisition Corp. through a reorganization agreement. The total purchase price of consisted of 10,000 shares of common stock of Bentley Communications Corp. at $0.75 per share and cash consideration $255,000.


RESULTS OF OPERATIONS

The Company was incorporated as a development stage enterprise that has incurred organization and development costs.

On March 8, 2000, the Company acquired Kyrenia Acquisition Corp. through a reorganization agreement, or reverse acquisition. The Company exchanged all of the outstanding shares of Kyrenia Acquisition Corp. for 10,000 common shares of Bentley Communications Corp. at $0.75 per share, and cash consideration of $255,000. The Company then became fully reporting under the Securities and Exchange Act, and filed a Form 8-K with the SEC to reflect this reorganization.

The Company is still in the development stage and is yet to earn revenues from operations. The Company may experience fluctuations in operating results in future periods due to a variety of factors including, but not limited to, market acceptance of the Internet as a medium for consumers to purchase unique electronic goods, the Company's ability to acquire and deliver high quality products at a price lower than currently available to consumers, the Company's ability to obtain additional financing in a timely manner and on terms favorable to the Company, the Company's ability to successfully integrate prospective asset acquisitions to its existing business operation, the level of traffic on the Company's website, intense competition and increasing competition from electronic stores online, delays or errors in the Company's ability to upgrade and develop its systems and infrastructure in a timely and effective manner, technical difficulties, system downtime or Internet brownouts, the Company's ability to attract customers at a steady rate and maintain customer satisfaction, seasonality of advertising sales, Company promotions and sales programs, the amount and timing of operating costs and capital expenditures relating to the expansion of the Company's business, operations and infrastructure and the implementation of marketing programs, key agreements and strategic alliances, the number of products offered by the Company, the number of returns experienced by the Company, and general economic conditions specific to the Internet, on-line commerce, and the electronics industry.

NET REVENUES/LOSSES
-------------------

The Company is in the development stage and has earned no revenues since inception. For the quarter ended March 31, 2000, the Company incurred net losses of $615,164 in expenses relating to the organization and development of the Company. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.

CONSULTING EXPENSES
-------------------

For the three months ended March 31, 2000, Company incurred consulting expenses of $344,685 consisting mainly of the issuance of 800,000 shares of common stock at a value of $240,000 ($0.30 per share). The remaining $104,685 was cash consideration paid to outside business and marketing consultants. The Company believes consulting expenses will likely be maintained or increased in the future as the Company grows and acquires new businesses and products and requires the engagement of businesses and marketing consultants in relation to these expected acquisitions and growth

MANAGEMENT AND PROFESSIONAL FEES
--------------------------------

The Company paid out management fees of $43,500 to Gordon Lee, the President of the Company for services during the period ended March 31, 2000. Professional fees for the quarter consisted of $63,100 relating to legal and accounting costs incurred through the Company's development and organization. The Company believes as it expands its management to manage it's growth and increases the scope of its operations management and professional fees will increase proportionally.

ADVERTISING EXPENSES AND PUBLIC RELATIONS EXPENSES
--------------------------------------------------

The Company incurred insignificant advertising and public relations related expenses in the quarter. As the Company moves forward in implementing certain sales and marketing activities designed to promote its website storefront through strategic alliances, targeted advertising, direct promotion, trade shows and other such activities designed specifically to attract new customers, the Company expects these expenses to increase significantly in the future.

TRAVEL AND ACCOMMODATION EXPENSES
---------------------------------

The Company incurred travel and accommodation expenses of $28,655 during the period ended March 31, 2000. These costs related to management's travel to Asia to seek and develop relationships with manufacturers and product developers who will be providing the Company with its products. The Company believes this expense will remain constant in the future as the Company establishes an increasing number of strategic alliances with manufactures in China and elsewhere in Asia.

WEBSITE DEVELOPMENT EXPENSES
----------------------------

During the period ended March 31, 2000, the Company incurred website development expenses of $17,976. This incurred this cost to develop a working model of the Company's interactive e-commerce website, buynetonline.com, through which revenues will be generated in the future. The Company expects this expense to increase in the immediate future as the website is tested and becomes fully functional, and then expects this expense to decrease and remain constant as the site is maintained.

GENERAL AND ADMINISTRATIVE EXPENSES
-----------------------------------

General and administrative expenses consisted primarily of office expenses, rent, employee salary, and a finance fee. The Company incurred costs of $87,659 for the period ended March 31, 2000 related to general and administrative expenses. Of these costs, the most significant include $56,143 which is attributed to office and rent expenses and $20,971 relating to employee salary expenses. The Company expects general and administrative expenses to continue to increase as the Company expands its staff and incurs additional costs related to the growth of its business.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had a cash balance of $14,919. Net cash of $14,828 was used for operating activities.

During the quarter, Company issued 810,000 shares of common stock valued at $247,500, the proceeds of which went towards management and consulting fees and the acquisition of Kyrenia Acquisition Corp. by Bentley Communications Corp. The 800,000 shares of common stock relating to the management and consulting fees were issued pursuant to various consulting agreements for services including legal, financial consulting, marketing and development and executive employment agreements. The 10,000 shares of common stock relating to the acquisition of Kyrenia Acquisition Corp will be issued pursuant to a reorganization agreement between the two Companies.

The Company issued a further 1,000,000 shares of common stock at $0.70 per share in a private placement, raising $700,000. These proceeds went mainly towards pursuing investments in Companies engaged in business practices that are complementary to the Company. The Company expects an increase in investment expenditures in the future as it transitions from a development stage company to an active growth and acquisition stage company.

The Company believes that its existing capital resources will be sufficient to fund its current level of operating activities, capital expenditures and other obligations through the next 12 months. However, if during that period or thereafter, the Company is not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to the Company, this could have a material adverse effect on the Company's business, results of operations liquidity and financial condition.

TRENDS, RISKS AND UNCERTAINTIES

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINLY OF FUTURE RESULTS.

Bentley Communications Corp. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their first product, the Smart Pen(TM), and other product candidates to Company expects negative cash flow from operations to continue for the next 8 quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for high-tech goods; seasonal trends in both Internet use, purchases of electronics, and advertising placements; the addition or loss of advertisers; the level of traffic on the Company's Internet sites; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations; the introduction of new sites and services by the Company or its competitors; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Internet media. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is possible that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of April 18, 2000, there were approximately 13,270,836 shares of Common Stock outstanding, of which approximately 7,945,003 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

UNCERTAIN ACCEPTANCE AND MAINTENANCE OF THE COMPANY'S BRAND NAME.

The Company believes that establishing and maintaining the Company's buynetonline.com E-commerce website brandname is a critical aspect of its aspect of its efforts to attract and expand its Internet audience and that the importance of brand name recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. If the Company is unable to provide high quality content or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its content or promote and maintain its brand, the Company's business, results of operations, and financial condition will be materially adversely affected.

MANAGEMENT OF GROWTH

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that is ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering, and other personnel.

The Company's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. The Company's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. The Company's expansion and the resulting growth in the number of its employees has resulted in increased responsibility for both existing and new management personnel. The Company is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that the Company will be able to identify, attract, and retain experienced accounting and financial personnel. The Company's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that the Company will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on the Company's business, results of operations, and financial condition.

The Company's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Company's management and operational resources. If the Company is unable to manage its expenses effectively, the Company's business, results of operations, and financial condition will be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS.

As part of its business strategy, the Company expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by the Company will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: the Company may be exposed to unknown liabilities of the acquired companies; the Company may incur acquisition costs and expenses higher than it anticipated; fluctuations in the Company's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; the Company may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; the Company's ongoing business may be disrupted and its management's time and attention diverted; the Company may be unable to integrate successfully.

PART II  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

During the quarter, the Company issued 800,000 common shares at $0.30 per share pursuant to Rule 701 of the Securities Act of 1933, as amended, for consulting and professional services. The Company also will issue 10,000 common shares at $0.75 per share for the acquisition of the issued shares of Kyrenia Acquisition corporation pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued a further 1,000,000 shares at $0.70 per share, of free trading common stock in two separate private placements pursuant to Regulation D, Rule 504.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         2 Reorganization Agreement between the Registrant and Kyrenia Acquisition Corp.

         3.1      Articles of Incorporation of the Registrant

         3.2      By-laws of the Registrant

         10.1 Advisory Agreement between Bentley Communications Corp. and Trade-Wins Inc., dated January 5, 2000

         10.2 Employee Agreement between Bentley Communications Corp. and Gordon F. Lee, dated January 1, 2000

         10.3 Employee Agreement between Bentley Communications Corp. and Eric Bauchman, dated January 1, 2000

         10.4 Employee Agreement between Bentley Communications Corp. and Victor Nguyen, dated January 1, 2000

         10.5 Acquisition Agreement between Bentley Communications Corp. and Margot Winters and Mathew Brown for the purchase of Twirlme, a California Company

         10.7 License Agreement between Bentley Communications Corp. and HCV Inc., dated March 10, 2000

         27.1 Financial Data Schedule for the three months ended March 31, 2000 (electronic filing only)

(b)      Reports on Form 8-K filed during the three months ended March 31, 2000.

         On March 9, 2000, the Company filed a Form 8-K describing the Company's acquisition by Bentley Communications Corp., a Florida Company, and the Company's subsequent reorganization.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  June 1, 2000                                 Bentley Communications Corp.


                                                    /S/ Gordon F. Lee
                                                    ----------------------------
                                                    Gordon F. Lee
                                                    President
                                       17