Form 10QSB/A
period 2000-03-31
BENTLEY COMMUNICATION CORP
filed 2000-07-24
CIK 1091964

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10QSB/A
                                (AMENDMENT NO. 1)
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                       For the period ended March 31, 2000

                        Commission file number 000-27347

                          BENTLEY COMMUNICATIONS CORP.
                 (Name of Small Business Issuer in Its Charter)

             Florida                                      58-2534003
    (State of Incorporation)                  (IRS Employer Identification No.)

           9800 South Sepulveda Blvd. Suite 625 Los Angeles, CA 90045
                    (Address of Principal Executive Offices)

                                 (310) 342-0760
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,170,836 shares of Common Stock ($.0001 par value) as of July 23, 2000.


Transitional small business disclosure format:  Yes [ ]  No [x]

                          BENTLEY COMMUNICATIONS CORP.

                     Quarterly Report on Form 10-QSB for the
                     Quarterly Period Ending March 31, 2000


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Losses:
                  Three Months Ended March 31, 2000 and 1999

                  Consolidated Balance Sheets:
                  March 31, 2000 and December 31, 1999

                  Consolidated Statements of Cash Flows:
                  Three Months Ended March 31, 2000 and 1999

                  Notes to Consolidated Financial Statements:
                  March 31, 2000

         Item 2.  Plan of Operation

PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities

         Item 3.  Defaults Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)


                          BENTLEY COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED


                                        Three months ended    Three months ended
                                             March 31,             March 31,
                                               2000                  1999
                                           -------------         -------------
                                            (Restated)
                                            ----------

Operating expenses:
     General and administrative            $   926,422          $     46,368
     Organization costs                         262,500                     -
     Depreciation and amortization                1,469                     6
                                           -------------         -------------
Total operating expenses                      1,190,391                46,374
                                           -------------         -------------

Net loss before taxes                        (1,190,391)              (46,374)
Provision for income taxes                            -                     -
                                           -------------         -------------
Net loss                                     (1,190,391)         $    (46,374)
                                           =============         =============

Loss per common share                      $      (0.14)         $      (0.02)
                                           =============         =============
(basic and assuming dilution)

Weighted average shares outstanding:
     Basic and diluted                        8,416,624             2,084,588

    The accompanying notes are an integral part of these financial statements

                                  BENTLEY COMMUNICATIONS CORP.
                                  CONSOLIDATED BALANCE SHEETS

                                                                 March 31, 2000  December 31, 1999
                                                                 --------------  -----------------
                                                                  (Unaudited)
                        ASSETS                                    (Restated)
Current assets:
     Cash and equivalents                                          $    14,919    $    29,747
     Accounts receivable                                                32,290         59,495
                                                                   ------------   ------------
     Total current assets                                               47,209         89,242


Property and equipment, net                                             91,081              -
Other assets:
    Investment                                                          80,000              -
    License agreement and other assets                                  40,001            401
    Goodwill, net                                                       52,500              -
                                                                   ------------   ------------
                                                                        72,501            401
                                                                   ------------   ------------

                                                                   $   310,791    $    89,643
                                                                   ============   ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable and accrued expenses                              37,935          5,614
     Advance from shareholders                                         159,130         29,912
                                                                   ------------   ------------
                                                                       197,065         35,526


Long-term debt less current maturities                                 500,000        500,000

Deficiency in stockholders' equity:
    Preferred stock, par value, $.0001 per share,
    20,000,000 authorized at March 31, 2000 and December
    31, 1999; none issued                                                    -              -
    Common stock, par value, $.0001 per share;80,000,000
    authorized; 9,437,503 issued at March 31, 2000 and
    7,637,503 issued at December 31, 1999                                1,028            848
   Additional paid-in-capital                                        1,741,472        491,652
   Accumulated deficit                                              (2,128,774)      (938,383)
                                                                   ------------   ------------
   Deficiency in stockholders' equity                                 (386,274)      (445,883)
                                                                   ------------   ------------
                                                                   $   310,791    $    89,643
                                                                   ============   ============

           The accompanying notes are an integral part of these financial statements

                                     BENTLEY COMMUNICATIONS CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                              UNAUDITED

                                                              For the three         For the three
                                                               months ended          months ended
                                                              March 31, 2000        March 31, 1999
                                                              --------------        --------------
                                                                (Restated)
                                                                ----------
Cash flows from operating activities:

     Net loss from operating activities                        $(1,190,391)          $   (46,374)
     Adjustments to reconcile net income to net cash:
     Depreciation and amortization                                   1,469                     6

     Common stock issued in exchange for services                  560,000                     -
     (Increase) decrease in:
     Accounts receivable                                            27,205                     -

     Accounts payable and accrued expenses                          31,253                 4,578
                                                               ------------          ------------
Net cash used in operating activities                             (570,464)              (41,790)

Cash flows used in investing activities:
     Investments                                                   (80,000)                    -
     Capital expenditures                                          (91,081)                    -
     Acquisition of licenses and other assets                      (92,501)                    -
                                                               ------------          ------------
Net cash used in investing activities                             (263,582)

Cash flows provided by financing activities:
     Proceeds from sale of common stock, net                       690,000                60,000

     Proceeds from advances from stockholders                      129,218                     -
                                                               ------------          ------------
Net cash provided in financing activities                          819,218                60,000
Net decrease in cash and cash equivalents                          (14,828)               18,210
Cash and cash equivalents at beginning of period                    29,747                     -
                                                               ------------          ------------

Cash and cash equivalents at end of period                     $    14,919           $    18,210
                                                               ============          ============

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest                       $         -           $         -
Non-cash financing activities
     Common stock issued for services                          $   560,000           $         -

            The accompanying notes are an integral part of these financial statements

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 1999 financial statements and footnotes thereto included in the Company's SEC Form 8-K, as amended.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Kyrenia Acquisition Corporation. Significant intercompany transactions have been eliminated in consolidation.


NOTE B - BUSINESS COMBINATION
-----------------------------

On March 8, 2000, the Company acquired, in exchange for 10,000 shares of the Company's common stock valued at $37,500 and cash consideration of $225,000, Kyrenia Acquisition Corp. ("Kyrenia"), an inactive publicly-held shell corporation with no significant assets or operations through a reverse acquisition. As a result of the acquisition, there was a change in control of the public entity.

The total purchase price and carrying value of net assets acquired of Kyrenia was $1. The net assets acquired were as follows:

         Net assets                   $     1
         Accumulated deficit                -
         Net liabilities                    -
                                      --------
                                      $     1
                                      ========

As Kyrenia was an inactive corporation with no significant operations, the Company recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in the Company's consolidated statement of losses.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)


NOTE B - BUSINESS COMBINATION (Continued)
-----------------------------------------

In accordance with Statement of Position No. 98-5, the Company expensed, as organization costs, in the three months ended March 31, 2000, $262,500, which represents the excess of the purchase price of Kyrenia over the net assets acquired.


NOTE C - CAPITAL STOCK AND STOCK-BASED COMPENSATION
---------------------------------------------------

During the three months ended March 31, 2000, the Company issued 1,000,000 shares of the Company's common stock in private placements and exempt offerings to sophisticated investors in the United States for $690,000, net of costs and fees.

The Company also issued 800,000 shares to consultants for $560,000 of services during the three months ended March 31,2000. In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the value of the shares issued to the consultants were based upon the fair value of the price of the Company's common stock during the period the services were rendered. The Company utilized a fair value of $.70 per share, which was the price of the shares offered to the investors in private placements of the Company's common stock during the periods the consultants' services were rendered to the Company.


Item 2.  Management's Plan of Operation

The following discussion should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto, included elsewhere within this Report.


Description of Company
----------------------

The Company is transitioning from a development stage company, which, from its inception has incurred significant organizational and development costs, to that of an active growth and acquisition stage company. The Company seeks to engage in the business of creating an international business to business (B2B) and wholesale sourcing network. The Company's immediate focus is on E-commerce based retail and wholesale sales and distribution for consumer and industrial product-oriented non-U.S. based companies, initially in Asia and the Pacific Rim.

On March 8, 2000, the Company acquired Kyrenia Acquisition Corp., an inactive publicly-held shell corporation with no significant assets or operations, through a reverse acquisition. The Company exchanged 10,000 shares of its common stock and cash consideration of $225,000 for all of the outstanding shares of Kyrenia Acquisition Corp. As a result of the acquisition, there was a change in control of the public entity.

Forward Looking Statements
--------------------------

This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements included herein that address activities, events or developments that the Company expects, believes, estimates, plans, intends, projects or anticipates will or may occur in the future, are forward-looking statements. Actual events may differ materially from those anticipated in the forward-looking statements. Important risks that may cause such a difference include: general domestic and international economic business conditions, increased competition in the Company's markets and products. Other factors may include, availability and terms of capital, and/or increases in operating and supply costs. Market acceptance of existing and new products, rapid technological changes, availability of qualified personnel also could be factors. Changes in the Corporation's business strategies and development plans and changes in government regulation could adversely affect the Company. Although the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could be inaccurate. There can be no assurance that the forward-looking statements included in this filing will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Corporation that the objectives and expectations of the Company would be achieved.


Plan of Operation
-----------------

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

Revenues
--------

The Company generated no revenues from operations form its inception. The Company believes it will begin earning revenues from operations within the next twelve months as it transitions from a development stage company to that of an active growth and acquisition stage company.


Costs and expenses
------------------

During the three months ended March 31, 2000 and 1999, the Company did not generate any revenues. The Company incurred expenses of $1,190,391 during the first three months of 2000 as compared to $46,374 in 1999. The Company' general administrative expenses were $926,422 during the three months ended March 31, 2000 as compared to $46,368 for the same period in 1999, in increase of $880,054. The increase was due to the Company incurring $560,000 of consulting expenses in connection with the issuance of the Company's common stock in exchange for services during the three months ended March 31, 2000. The Company incurred the following significant costs in connection with the Company's operations during the three months ended March 31, 2000:

Compensation                                         $ 169,156

Communications and website development               $  20,726

Occupancy                                            $  30,043

Travel                                               $  28,655

Professional fees                                    $  63,100

In addition, the Company incurred $262,500 in organization costs during the quarter ended March 31, 2000 associated with the acquisition of Kyrenia Acquisition Corp.


Liquidity and Capital Resources
-------------------------------

As of March 31, 2000, the Registrant had a deficiency in working capital of $149,856 compared to working capital of $53,716 at December 31, 1999, a decrease in working capital of $203,572. The decrease in working capital was due to increases in accounts payable of $32,321 and advances from shareholders of $129,218 during the quarter ended March 31, 2000.

As a result of the Company's operating losses during the three months ended March 31, 2000, the Registrant generated a cash flow deficit of $570,464 from operating activities. Cash flows used in investing activities was $263,582 during the three months ended March 31, 2000. The Company purchased office and computer equipment in the amount of $91,081, acquired a license to market and distribute feature length films in the amount of $40,000, acquired an internet web site for $52,500 and acquired an equity interest in a privately held entity in the amount of $80,000. The Company met its cash requirements during the three months ended March 31, 2000 through proceeds of advances from shareholders of $129,218 and $690,000 from the private placement of the Company's common stock.

While the Company has raised capital to meet its working capital and financing needs in the past, additional financing is required in order to meet the Company's current and projected cash flow deficits from operations and development. The Company is seeking financing in the form of equity in order to provide the necessary working capital. The Company currently has no commitments for financing. There are no assurances the Company will be successful in raising the funds required.

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


Product Research and Development
--------------------------------

The Company does not anticipate performing research and development for any products during the next twelve months.


Acquisition or Disposition of Plant and Equipment
-------------------------------------------------

The Company does anticipate the sale of any significant property, plant or equipment during the next twelve months. The Company does not anticipate the acquisition of any significant property, plant or equipment during the next 12 months, other than computer equipment and peripherals used in the Company's day-to-day operations. The Company believes it has sufficient resources available to meet these acquisition needs.


Number of Employees
-------------------

During the period ended March 31, 2000, the Company had five (5) employees. In order for the Company to attract and retain quality personnel, the Company anticipates it will continue to offer competitive salaries to current and future employees. The Company anticipates increasing its employment base to ten (10) to fifteen (15) employees during the next 12 months. As the Company continues to expand, the Company will incur additional costs for personnel. This projected increase in personnel is dependent upon the Company generating revenues and obtaining sources of financing. There are no assurances the Company will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees.

Trends, Risks and Uncertainties
-------------------------------

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


Potential fluctuations in quarterly operating results
-----------------------------------------------------

The Company's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside the Company's control, including: the level of use of the Internet; the demand for high-tech goods; seasonal trends in both Internet use, purchases of electronics, and advertising placements; the addition or loss of advertisers; the level of traffic on the Company's Internet sites; the amount and timing of capital expenditures and other costs relating to the expansion of the Company's Internet operations; the introduction of new sites and services by the Company or its competitors; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Internet media. The Company's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at the Company's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that the Company's operating results will fall below the expectations of the Company or investors in some future quarter.

Limited public market, possible volatility of share price
---------------------------------------------------------

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of July 24, 2000, there were approximately 17,170,836 shares of Common Stock outstanding, of which approximately 7,945,003 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.


Uncertain acceptance and maintenance of the Company's brand name
----------------------------------------------------------------

The Company believes that establishing and maintaining the Company's buynetonline.com E-commerce website brand name is a critical aspect of its aspect of its efforts to attract and expand its Internet audience and that the importance of brand name recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. If the Company is unable to provide high quality content or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its content or promote and maintain its brand, the Company's business, results of operations, and financial condition will be materially adversely affected.


Management of Growth
--------------------

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


Risks associated with acquisitions
----------------------------------

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


PART II.  OTHER INFORMATION

          Item 1.  Legal Proceedings

                     None

          Item 2.  Changes in Securities and Use of Proceeds

                     (a) None

                     (b) None

                     (c) Sale of Securities

                         During the quarter, the Company issued 800,000 common shares at $0.70 per share pursuant to Rule 701 and 4(2) of the Securities Act of 1933, as amended, for consulting and professional services. The Company also will issue 10,000 common shares at $0.38 per share for the acquisition of the issued shares of Kyrenia Acquisition Corporation pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company issued a further 1,000,000 shares at $0.70 per share, of free trading common stock in two separate private placements pursuant to Regulation D of Rule 504.

          Item 3.  Defaults Upon Senior Securities

                     None

          Item 4.  Submission of Matters to a Vote of Security Holders

                     None

          Item 5.  Other Information

                     None

          Item 6.  Exhibits and Reports on Form 8-K

                     (a) Exhibits


                         27.1 Financial Data Schedule


                     (b) Reports on Form 8-K filed during the three months
                         ended March 31, 2000.


                         On March 9, 2000, the Company filed a Form 8-K describing the Company's acquisition of Bentley Communications Corp., a Florida corporation, and the Company's subsequent reverse acquisition.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bentley Communications Corp.
                                             Registrant


July 24, 2000                          By: /S/ Gordon F. Lee
-------------                             ------------------------
Date                                       Gordon F. Lee
                                           President and
                                           Chief Executive Officer