Form 10QSB/A
period 1999-09-30
BENTLEY COMMUNICATION CORP
filed 2000-08-03
CIK 1091964

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                  ---------------------------------------------

                                  FORM 10-QSB/A

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


               9800 SEPULVEDA BLVD SUITE 625 LOS ANGELES CA 90045
                    (Address of Principal Executive Offices)

        Registrant's telephone number, including area code: (310)342-0760

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
    -----      -----

As of July 23, 2000, the registrant had outstanding 17,170,836 shares of its Common Stock, $.0001 par value.

                         KYRENIA ACQUISITION CORPORATION

                           FORM 10-QSB/A REPORT INDEX


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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         KYRENIA ACQUISITION CORPORATION
                         (A DEVELOPMENTAL STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEET



                                     SEPTEMBER 30, 1999  JUNE 30, 1999
ASSETS

Current assets:

  Cash                                $         500      $         500
  Organization costs less
    accumulated amortization                      -                 78
                                      --------------     --------------
                                      $         500      $         578
                                      ==============     ==============


LIABILITIES AND STOCKHOLDERS EQUITY

Current liabilities:

  Advance from related party          $         333      $         333
                                      --------------     --------------
  Total current liabilities                     333                333

Stockholders' equity:
  Preferred stock, par value, $.0001
    per share; 20,000,000 shares
    authorized ; none issued                      -                  -
  Common stock, par value $.0001 per
    share; 100,000,000 shares
    authorized; 5,000,000 shares
    issued                                      500                500
  Deficit accumulated during
    development stage                          (333)              (333)
                                      --------------     --------------
    Total stockholders' equity                  167                245
                                      --------------     --------------
                                      $         500      $         578
                                      ==============     ==============


        The accompanying notes are an integral part of these statements.

                         Kyrenia Acquisition Corporation
                         (A DEVELOPMENTAL STAGE COMPANY)
                              STATEMENTS OF LOSSES


                                                         PERIOD FROM
                                                         FEB 28, 1999
                                      THREE              (DATE OF
                                      MONTHS             INCEPTION)
                                      ENDED              THROUGH
                                      SEPT 30, 1999      SEPT 30, 1999
                                      --------------     --------------
                                      (UNAUDITED)        (UNAUDITED)

Costs and expenses:

  Amortization                        $          78      $         333
                                      --------------     --------------
  Net Loss                            $          78      $         333
                                      ==============     ==============
  Loss per common share
    (basic and assuming dilution)     $        0.00      $        0.00
                                      ==============     ==============
  Weighted average common shares
    Outstanding                           5,000,000          5,000,000
                                      ==============     ==============


        The accompanying notes are an integral part of these statements.

                         Kyrenia Acquisition Corporation
                            STATEMENTS OF CASH FLOWS
                         (A DEVELOPMENTAL STAGE COMPANY)


                                                         PERIOD FROM
                                                         FEB 28, 1999
                                      THREE              (DATE OF
                                      MONTHS             INCEPTION)
                                      ENDED              THROUGH
                                      SEPT 30, 1999      SEPT 30, 1999
                                      --------------     --------------
                                      (UNAUDITED)        (UNAUDITED)

Cash flows from operating activities:

     Net loss                         $         (78)     $        (333)

Adjustments to reconcile net loss
  to net cash provided by operating
  activities:

     Amortization                                78                333
                                      --------------     --------------
     Net cash provided by operating
       activities                                 0                  0
                                      --------------     --------------

Cash flows from financing activities:

     Issuance of common stock                     -                500
                                      --------------     --------------
     Net increase in cash                         0
     Cash - beginning of period                 500                  0
                                      --------------     --------------
     Cash - end of period             $         500      $         500
                                      ==============     ==============


        The accompanying notes are an integral part of these statements.

KYRENIA ACQUISITION CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
(UNAUDITED)

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

PART II.  OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

         None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None
None
None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits

         27.1 Financial Data Schedule


      (b) Reports on Form 8-K.

         None



 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Kyrenia Acquisition Corporation

                        By:  /s/ Gordon F. Lee
                            ------------------------
                             Gordon F. Lee
                             Chief Executive Officer

Date:  August 2, 2000