Form 10QSB
period 1999-12-31
BENTLEY COMMUNICATION CORP
filed 2000-08-03
CIK 1091964

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

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1999

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

       Registrant's telephone number, including area code: (310) 342-0760

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

                         KYRENIA ACQUISITION CORPORATION

                            FORM 10-QSB REPORT INDEX


PART I.   FINANCIAL INFORMATION


     ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

       Balance Sheet as of December 31, 1999

       Statements of Losses for the Six Months
         ended December 31, 1999 and the Period February 28, 1999 (date of inception) through December 31, 1999

       Statements of Cash Flows for the Six Months ended December 31, 1999 and the Period February 28, 1999 (date of inception) through December 31, 1999

       Notes to Unaudited Consolidated Financial Statements
         December 31, 1999

     ITEM 2.  MANAGEMENT'S PLAN OF OPERATION


PART II.  OTHER INFORMATION

     Item 1. Legal Proceedings

     Item 2. Changes in Securities

     Item 3. Defaults Upon Senior Securities

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 5. Other Information

     Item 6. Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         KYRENIA ACQUISITION CORPORATION
                         (A DEVELOPMENTAL STAGE COMPANY)
                                  BALANCE SHEET

                                            DECEMBER 31, 1999     JUNE 30, 1999
                                            ----------------    ----------------
                                              (UNAUDITED)

               ASSETS
               ------
Current assets:
Cash                                        $           500     $           500
Organization costs less
  accumulated amortization                                -                  78
                                            ----------------    ----------------
                                            $           500     $           578
                                            ================    ================

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------
Current liabilities:
Advance from related party                  $           333     $           333
                                            ----------------    ----------------
Total current liabilities                               333                 333
Stockholders' equity:
Preferred stock, par value,
  $.0001 per share; 20,000,000
  shares authorized ; none issued                         -                   -
Common stock, par value $.0001
  per share; 100,000,000 shares
  authorized; 5,000,000 shares issued                   500                 500
Deficit accumulated during
  development stage                                    (333)               (255)
                                            ----------------    ----------------

Total stockholders' equity                              167                 245

                                            $           500     $           578
                                            ================    ================


        The accompanying notes are an integral part of these statements.

                         KYRENIA ACQUISITION CORPORATION
                         (A DEVELOPMENTAL STAGE COMPANY)
                              STATEMENTS OF LOSSES
                                    UNAUDITED

                                                                PERIOD FROM
                                                             FEBRUARY 28, 1999
                                                            (DATE OF INCEPTION)
                                      SIX MONTHS ENDED            THROUGH
                                     DECEMBER 31, 1999       DECEMBER 31, 1999
                                    --------------------    --------------------

Costs and expenses:
  Amortization                      $                78     $               333
                                    --------------------    --------------------
Net loss before taxes                                78                     333
Provision for taxes                                   -                       -
                                    --------------------    --------------------
Net loss                            $                78     $                78
Loss per common share
  (basic and assuming dilution)     $              0.00     $              0.00
Weighted average common shares
  outstanding                                 5,000,000               5,000,000


        The accompanying notes are an integral part of these statements.

                         KYRENIA ACQUISITION CORPORATION
                            STATEMENTS OF CASH FLOWS
                         (A DEVELOPMENTAL STAGE COMPANY)
                                   (UNAUDITED)


                                                                PERIOD FROM
                                                             FEBRUARY 28, 1999
                                                            (DATE OF INCEPTION)
                                      SIX MONTHS ENDED            THROUGH
                                     DECEMBER 31, 1999       DECEMBER 31, 1999
                                    --------------------    --------------------

Cash flows from operating
  activities:
     Net loss                       $               (78)    $              (333)
Adjustments to reconcile net loss
  to net cash provided by
  operating activities:

     Amortization                                    78
                                    --------------------    --------------------
                                                                            333
Net cash provided by operating
  activities                                          -                       -
Cash flows from financing
  activities:
Issuance of common stock                              -                     500
                                    --------------------    --------------------
Net cash provided in financing
  activities                                          -                     500
Net increase (decrease) in cash
  and cash equivalents                                -                     500
Cash and cash equivalents at
  beginning of period                               500                       -
                                    --------------------    --------------------
Cash and cash equivalents at end
  of period                         $               500     $               500
                                    ====================    ====================


        The accompanying notes are an integral part of these statements.

                         KYRENIA ACQUISITION CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999
                                   (UNAUDITED)

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

      The results of operations for the period ended December 31, 1999 are not indicative of the results that may be expected for the year ended June 30, 2000.


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

         (a) None.
         (b) None
         (c) None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

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