Form 10KSB
period 2000-06-30
BENTLEY COMMUNICATION CORP
filed 2000-10-13
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                                    of 1934

                        Commission file number: 000-27347

                          BENTLEY COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)

           Florida                                           58-2534003
(State or other jurisdiction of                (IRS Employee Identification No.)
incorporation or organization)

        9800 South Sepulveda Boulevard, Suite 625, Los Angeles, CA 90045
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 342-0760

Securities Registered pursuant to section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
    --------------            --------------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
         X
------------------

State issuer's revenues for its most recent fiscal year.      $17,691

Aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2000. $12,264,306

Number of outstanding shares of the registrant's par value $0.0001 common stock, as of June 30, 2000. 16,770,836



                          BENTLEY COMMUNICATIONS CORP.
                                   FORM 10-KSB
                                      INDEX

                                                                                                        Page
                                                                                                        ----
                                     Part I
Item 1.       Business....................................................................................4

Item 2.       Properties..................................................................................9

Item 3.       Legal Proceedings...........................................................................9

Item 4.       Submission of Matters of a Vote of Security Holders.........................................10

                                     Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder Matters.......................11

Item 6.       Management's Discussion and Analysis of Financial
              Condition and Results of Operation..........................................................11

Item 7.       Financial Statements and Supplementary Data.................................................16

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.........................................................17

                                    Part III

Item 9.       Directors and Executive Officers of the Registrant..........................................17

Item 10.      Executive Compensation......................................................................19

Item 11.      Security Ownership of Certain Beneficial Owners and Management..............................20

Item 12.      Certain Relationships and Related Transactions..............................................21

                                     Part IV

Item 13.      Exhibits, Financial Statement Schedule and Reports on Form 8-K..............................22

Signatures    ............................................................................................44

                                                                               3

                                     Part I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

(a)      General Description and Development of Business

HISTORY OF COMPANY

The Company was incorporated under the laws of the State of Florida on February 28, 1992 under the name Fogilstone Development, Inc. On January 28, 1997, the Company changed its name to Premier Mining Ventures, Inc. On February 28, 1998, the Company changed its name to Pure Air Technology. On February 22, 1999, the Company changed its name to Startek.com, Inc. On November 29, 1999, the Company changed its name to Bentley Communications Corp.

The Company is transitioning from a development stage company to that of an active growth and acquisition stage company. The Company engages in the business of creating an international business to business (B2B) and wholesale sourcing network. The Company's immediate focus is on E-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-U.S. based companies, initially in Asia and the Pacific Rim.

On March 7, 2000, the Company purchased 100% interest in Twirlme.com, a Nevada corporation with offices in San Francisco, CA.

BUSINESS

CORPORATE OVERVIEW

The Company structure and major subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

BENTLEY COMMUNICATIONS CORP.
(Florida, USA)

Twirlme.com Inc.
(100% owned)
(Nevada, USA)

Legends Surfboards Inc.
(100% owned)
(Nevada, USA)

Omnibomb Corp.
(100% owned)
(Nevada, USA)

The Company incorporated Legend Surfboards Inc. on May 19, 2000, and Omnibomb Corp. on April 24, 2000, but to this date both corporations are non-operational.

GENERAL OPERATIONS

Bentley Communications Corp. is transitioning from a development stage company to that of an active growth and acquisition stage company. The Company engages in the business of creating an international business to business (B2B) and wholesale sourcing network. The Company's immediate focus is on E-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-U.S. based companies, initially in Asia and the Pacific Rim. The Company plans to develop products in-house that are technologically unique or of an advanced nature, will seek to acquire Internet and Communications service companies which are complementary and supplementary to existing planned product offerings, and will seek to engage in partnership and other agreements for product sourcing of business electronics and other telecommunications products. The Company's long-term objective is to obtain brand name recognition as the Internet's Unique Product Resource and a leader in the development of Integrated B2B Internet Commerce.

THE INTERNET AND THE OPPORTUNITY

The Internet has rapidly emerged as a significant interactive medium for worldwide communication, instant access to information and e-commerce. International Data Corporation estimates that the number of Internet users worldwide will increase from approximately 196 million at the end of 1999 to more than 502 million by the end of 2003. The Company believes this rapid growth is primarily attributable to the increasing number of personal computers in homes and offices, technological advancements that provide easier, faster and cheaper access to the Internet and the proliferation of products, content and services available on the Internet at competitive prices.

The Company believes increasing numbers of customers will engage in e-commerce as online retailers take advantage of the recent technological improvements associated with the Internet that allow the integration of one-click buying, intelligent product recommendations and near real-time customer service. International Data Corporation estimates that the number of customers making purchases on the Internet will grow from approximately 48 million in 1999 to approximately 183 million in 2003. In addition, International Data Corporation predicts the total value of goods and services purchased annually over the Internet will increase from approximately $111.4 billion in 1999 to approximately $1.3 trillion in 2003.

The Company believes that an Internet-based retailer/wholesaler will have advantages over traditional retail channels. The Company believes that traditional retail/wholesale channels do not have the capability to track individual customer purchases and demographic data for use in direct marketing programs and in developing a one-to-one relationship with the individual retail or wholesale consumer.

The Company believes that it can maximize the awareness and traffic of its E-commerce website through the use of strategic alliances with other websites having high user traffic, the use of pop-up advertising as well as email solicitation. Through the use of embedded hyperlinks, higher traffic websites can refer potential customers to the Company's E-commerce website for potential purchases of goods or services. These agreements generally involve economic arrangements including up-front payments or commissions on the dollar volume of goods sold. Pop-up advertising and email solicitation will provide an additional source for generating customer traffic.

BUSINESS STRATEGY

The Company's strategy is to focus on the growth of Internet-based retailing and wholesaling, and on providing unique, proprietary, and low cost, high quality, business electronics and telecommunications products.

The Company plans to use its website as the main conduit in promoting, distributing and selling its products, and to provide products that are not widely available online in order to distinguish itself from other Internet shopping websites. The Company plans to develop and acquire new and innovative products on an ongoing basis in order to maintain a position as a resource for unique products over the Internet.

The Company plans to acquire Internet and Communications service companies which are complementary and supplementary to existing and future product offerings.

As the Company continues to broaden its product offerings, it also plans to accept certain products on consignment on its website. The Company believes the advantage to this will be to eliminate the need to acquire products for resale and/or maintain high inventory carrying costs.

In the past 12 months, the Company has focused on establishing it's various websites and on product sourcing and acquisitions.

On March 7, 2000, the Company purchased 100% interest in Twirlme.com, a website development hosting company, for it's online shopping mall. The Company is located in San Francisco, California. The acquisition brought the Company an immediate web design infrastructure and industry expertise in addition to a source of revenue from an established client base.

On April 4, 2000 the Company signed a Letter of Intent with the Chengdu Foreign Economic Relations and Trade Service and Chengdu International Trade Co. Ltd. in which the Company will provide services and operations assistance, including product sourcing and marketing to the People's Republic of China in the form of creating a business ISP by featuring the various Chinese manufacturers products on the Company's various websites. The Company believes this agreement establishes a trade presence for it in China which will position the Company to take advantage of the size of the Chinese and Asian markets.

On April 18, 2000, the Company signed Letters of Intent with three Taiwanese companies, to serve as a closeout conduit for select overstock and discontinued items which include business electronics and telecommunications products in addition to high-tech nuclear/biological/chemical and fire resistant cloth for military, safety and related applications. The Company believes these agreements will begin to establish it to Asian-based manufacturers as a vehicle to effectively introduce their products to non-Asian markets, and will lead to further product sourcing agreements in the future.

On April 29, 2000 the Company signed Letters of Intent with Jinjiang Electric Industrial Co. Ltd. and Changhong Electronics Group Corp. for introduction of their products to world wholesale and retail markets and for collaborative future product development and marketing strategies. These products include consumer electronics, appliances, telecommunication products, computers, and accessories. The Company will coordinate marketing efforts, and help to create increased acceptance of quality consumer and industrial products that are widely used in Asia along with the Chinese brand names they represent.

On May 1, 2000, the Company entered into a Preliminary Agency Agreement with Lick Hung Toys Limited, of Hong Kong, to include worldwide distribution of an extensive variety of well-known toy products for children. Lick Hung Toys Ltd. Has been designing, manufacturing and marketing a wide variety of toys throughout China, Hong Kong, Taiwan and Africa for more than 20 years. Under this agreement, the Company will become the exclusive agent of Lick Hung Toys Ltd. to directly distribute products in the United States, in addition to world-wide distribution rights over the Internet.

On June 8, 2000, in an expansion of the April 4 Agreement, the Company entered into an agreement with the Chengdu Foreign Economic Relations and Trade Service and the Chengdu Minjang International Trade Company to provide website hosting and ISP services for the City of Chengdu and the surrounding region in the People's Republic of China.

The Company plans to continue to actively seek acquisitions and partnerships and anticipates continued growth and diversification in product offerings for the foreseeable future. The Company also plans to continue to increase its Internet presence as it develops online marketing and advertising partnerships to drive web traffic to it's buynetonline.com website.

ORDERING, FULFILLMENT AND CUSTOMER SERVICE

The Company has developed the working version of its E-commerce Internet website, buynetonline.com that will serve as an interactive shopping, supply, and gateway resource on the Internet.

Wholesale business companies will be able to use the buynetonline.com gateway to offer specific products, product lines or raw materials as well as closeouts or discontinued items; either in a catalog or in an auction-type environment. Individuals or companies with single products or barter goods will use a "Deals"
section if they so choose. The Company will charge a facilitation fee (based on a percentage of the total transaction) for bringing together the business to business buyer and seller and coordinating the transaction in a fiduciary capacity.

The E-commerce site is designed to manage, track and process tens of thousands of secure and encrypted credit card sales and transactions to wholesale and retail buyers on a daily basis. The Company's ordering system is designed to be easy to use and simple to understand. In order to maintain high customer satisfaction and price competitiveness, the Company plans to place an emphasis on reliable product fulfillment and high levels of customer service. At any time during a visit to the Company's website, a customer will be able to click on the "order now" button to place an item in his or her personal shopping basket. The customer can continue to shop the website, adding chosen items to his or her shopping basket. If not previously registered with the Company, a customer is prompted to register at the time of purchase and to enter his or her name, address and password. The customer then has the option of securely submitting credit card information on-line or calling or faxing the information to the Company's Service Department. By assigning a password to every buyer, the Company's ordering process will facilitate repeat purchases by eliminating the need to re-submit credit card and shipping information for subsequent orders.

The Company will provide multilingual customer service representatives that can be reached through Internet telephone, with or without cameras, conventional telephone, email and fax.

SALES AND MARKETING

The Company's overall sales and marketing strategy is designed to merchandise telecommunications and related high-tech products sold through the Company's website to end-consumers, wholesalers and retailers, to build brand awareness of the Company's buynetonline.com website, attract repeat users and drive traffic to the buynetonline.com website.

The Company intends to utilize a combination of external advertising and promotion, internal promotion and product merchandising and on-line partnering programs to accomplish these objectives.

COMPETITION

The market for Internet product and service providers is highly competitive and rapidly changing. Since the Internet's commercialization in the early 1990s, the number of websites on the Internet competing for consumers' attention and spending has proliferated. With no substantial barriers to entry, the Company expects that competition will continue to intensify. With respect to competing for consumers' attention, in addition to the increasing competition from Internet product and service providers, the Company also faces competition from traditional retailers and wholesalers of telecommunications and technologically unique products.

The Company believes that the primary competitive factors in the online market include brand recognition, price, product selection, ease of use, customer service, available content and value added services. The Company believes that its success in this market will rely upon its ability to meet these standards. Other factors that will affect the Company's success include the Company's ability to attract experienced marketing, sales and management talent.

While the Company believes it can differentiate itself from its current and potential competitors by offering products and services that are either unique in nature or equivalent, but significantly less expensive than those currently marketed by other companies, the Company also recognizes that many of its current competitors will have longer operating histories, significantly greater financial, technical and marketing resources, greater name recognition and larger existing customer bases than the Company. These competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements and to devote greater resources to the development, promotion and sale of their products or services than the Company. There can be no assurance that the Company will be able to compete successfully against current or future competitors.

EMPLOYEES

As of June 30, 2000, the Company has 6 full time employees and three part time employees, including an Administrative Officer and Associate, two Account Managers, an Accountant and a Vice President in charge of Asian Marketing. The Company has also from time to time as needed, retained the services of a number of outside consultants for planning mergers and acquisitions, providing introductions to potential merger candidates and financiers, marketing programs, and other product development.

The Company's employees are not represented by any collective bargaining organization. The Company has never experienced a work stoppage and considers it relations with its current employees to be good.

ITEM 2.  PROPERTIES

The Company currently maintains its corporate headquarters at Suite 625 - 9800 South Sepulveda Boulevard, Los Angeles, CA, 90045. The Company's corporate headquarters consists of 2,000 square feet at a lease rate of $2,300.00 per month. The facilities are located near Los Angeles International Airport (LAX) and the Port of Los Angeles, with its Free Trade Zone, which will facilitate import and export activities. The Company believes these facilities will be adequate for its current requirements.

As of June 30, 2000 The Registrant had the following tangible assets.

(a)  Real Estate                                 None

(b)  Furniture, Equipment, and
       Leasehold improvements                $158,845

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date hereof, the only material legal proceeding commenced by or against the Company consists of the following:

The Company is named as a co-defendant in an action filed in Los Angeles Superior Court on February 14, 2000. The Plaintiff, Har Adir, LLC, a California Limited Liability Company is claiming action against Bentley Communications Corp., and Gordon F. Lee individually. The Plaintiff seeks $2,000,000 in damages for breach of contract. The Plaintiff had a finders fee agreement with the Company with respect to an electronic pen product developed by an Israeli company. The promised product never materialized and Har Adir, LLC, in management's view, defrauded the Company of $50,000. The Plaintiff has offered to settle all claims against the Company in exchange for two hundred thousand (200,000) shares of the Company's common stock.

Management believes the Company will be successful in protecting its rights, and will vigorously defend what it believes to be frivolous charges against the Company. Management has instructed its legal counsel to file a counter-suit to recover damages and legal fees. However, should the plaintiff be successful, management believes there would be a negative material impact on the operations of the Company.

The Company is named as a defendant in an action filed on May 16, 2000, in the Circuit Court of the 17th Judicial circuit in and for Dade County, Florida for issuance of worthless check and breach of contract. The Plaintiff, Access America Financial Corp., a Delaware corporation, is claiming $150,000 USD, alleged to be owed to the Plaintiff, $450,000 in statutory treble damages, costs and attorney's fees.

The Company has filed an affirmative defense and will vigorously defend this action. Management is confident that it will have a positive outcome in this case.

The Company and the President of the Company are named as defendants in an action filed on September 25, 2000, in Los Angeles County Superior Court. The Plaintiff, Tara Givenrod is claiming a judgment against the Company for general damages, special damages, punitive damages, attorney's fees, costs and interest. The Plaintiff has charged The Company and the President of the Company with sexual battery, sexual harassment, failure to prevent harassment, wrongful termination, and intentional infliction of emotional distress. The Plaintiff has refused to specify what her damages amount to at this time.

The Plaintiff alleges the President of the Company acted in a manner which forced her to leave her position within the Company. The President of the Company disputes the allegations.

The Company intends to disprove the Plaintiffs' allegations, and Management believes the Company will be successful in protecting its rights, but does not believe there would be a material impact on the operations of the Company should the plaintiff be successful.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fiscal year covered by this report to a vote of security holders of the Company, through the solicitation of proxies or otherwise.

                                     Part II

ITEM 5. MARKET FOR REGIGRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "BTLY". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended June 30, 1999 and 2000 as follows:

                                                 Bid

                                                 2000
                                                 High              Low
First Quarter                                    5.90              0.56
Second Quarter                                   0.89              0.52
Third Quarter                                    0.68              0.95
Fourth Quarter                                   0.89              0.81

                                                 1999
                                                 High              Low
First Quarter                                    n/a               n/a
Second Quarter                                   5.50              1.25
Third Quarter                                    2.75              1.00
Fourth Quarter                                   1.15              0.28

(b) As of June 30, 2000, the Company had approximately 631 shareholders of record of the common stock

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. The Company does not anticipate or intend upon paying dividends for the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and accompanying notes included in this Form 10-KSB.

General
-------

The Company engages in the business of creating an international business to business (B2B) and wholesale sourcing network. The Company's immediate focus is on E-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-US based companies, initially in Asia and the Pacific Rim.

Revenues
--------

For the year ended June 30, 2000, revenues from continuing operations, which are comprised exclusively of web hosting and consulting fees, was $17,691 as compared to no revenues during the year ended June 30, 1999. The Company has transitioned from a development stage enterprise of prior years to operating enterprise during the year ended June 30, 2000 and had no revenues in 1999. The Company reported a net loss from operations before income taxes of $3,371,221 in 2000 compared to a net loss of $142,532 in 1999.

Costs and Expenses
------------------

The Company's expenses from operations for the year ended June 30, 2000 increased $3,246,380 to $3,388,912 from $142,532 during the same period in 1999. Selling, general and administrative expenses increased $3,237,533 to $3,380,040 in 2000 from $142,507 in 1999. The increase is due to the Company employing additional employees during 2000 as compared to 1999, incurring additional professional and organization costs associated with the acquisition of the public company shell. In addition, the Company incurred costs of $1,782,000 associated with the value of common stock issued to employees and consultants for services rendered during the year ended June 30, 2000. The Company also incurred costs of $232,500 in connection with the acquisition of the shell corporation in March, 2000 which was expensed in 2000.

As the Company transitions from a development stage to an operating company, the Company has incurred significant operating deficits, which have decreased the Company's working capital. Company management believes this trend will have a material impact on the Company's short-term and long-term liquidity. Management expects to fund this decrease in liquidity through the proceeds of loans from significant shareholders and the private placement of its stock. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an operating company.

Depreciation and amortization expense for 2000 was $8,872, an increase of $8,847 from $25 in 1999. The increase in depreciation expense is as a result of the acquisition of office and related equipment during the year ended June 30, 2000.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, the Company had a working capital deficit of $136,117 compared to a deficit of $87,044 at June 30, 1999, an increase in the deficit of $49,073. The decrease in working capital was substantially due to the Company's losses from operations. In addition, the Company experienced an increase in accounts payable and accrued expenses of $110,409 at June 30, 2000 as compared to June 30, 1999.

While the Company has raised capital and borrowed funds to meet its current and projected working capital needs, additional financing will be required in order to meet its obligations. The Company is seeking financing in the form of equity and debt for working capital. There are no assurances the Company will be successful in raising the funds required.

The Company has borrowed funds from significant shareholders of the Company in the past to satisfy certain obligations and anticipates continuing to borrow funds to meet future working capital requirements.

The Company generated a cash flow deficit from operations of $1,659,365 for the year ended June 30, 2000. Cash flow deficits from operating activities for the year ended June 30, 2000 is primarily attributable to the Company's net loss from operations of $3,371,221, adjusted for depreciation and amortization of $8,872, and common stock issued for services of $1,782,000.

Cash flows used in investing activities was $158,345 during the year ended June 30, 2000 which represented the acquisition of property and equipment.

Cash flow provided from financing activities was $1,815,000 during the year ended June 30, 2000. The principal source of financing in 2000 was the receipt of $1,315,000 from the sale of the Company's common stock , whose proceeds were utilized for acquisitions and working capital.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

Recent Accounting Pronouncements
--------------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits ("SFAS 132") in the year ended June 30, 2000. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of June 30, 2000.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended June 30, 2000. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its results.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.

Bentley Communications Corp. has only a limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which the Company intends to operate and the acceptance of the Company's business model. The Company will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, the Company's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that the Company will be able to generate sufficient revenues from the sale of their products. The Company expects negative cash flow from operations to continue for the next eight quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy the Company's liquidity requirements, the Company may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to the Company's stockholders.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of June 30, 2000, there were approximately 16,770,836 shares of Common Stock outstanding, of which approximately 8,045,003 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

UNCERTAIN ACCEPTANCE AND MAINTENANCE OF THE COMPANY'S BRAND NAME.

The Company believes that establishing and maintaining the Company's buynetonline.com E-commerce website brand name is a critical aspect of its efforts to attract and expand its Internet audience and that the importance of brand name recognition will increase due to the growing number of Internet sites and the relatively low barriers to entry in providing Internet content. If the Company is unable to provide high quality content or otherwise fails to promote and maintain its brand, or if the Company incurs excessive expenses in an attempt to improve its content or promote and maintain its brand, the Company's business, results of operations, and financial condition will be materially adversely affected.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages 23 through 41.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Stefanou & Company, LLP, were dismissed as the independent auditors of the Company as of June 2, 2000. The auditors' report on the financial statements for the period February 28, 1999 (date of the Company's inception) through June 30,1999 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that his report for the fiscal year ended June 30, 1999 contained an explanatory paragraph regarding the substantial doubt about the Company's ability to continue as a going concern.

There has been no disagreement between the Company and Stefanou & Company, LLP on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

As of the June 2, 2000 the firm of Parker & Co., Chartered Accountants was engaged as the independent accountants for the Company.

Parker & Co., Chartered Accountants were dismissed as independent auditors of the Company as of June 21, 2000. The auditors' report on the financial statements for the three month period ended March 31, 2000 did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to dismiss Parker was approved by the Company's Board of Directors.

During the three month period ended March 31,2000, the Company has not had any disagreements with Parker on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

As of June 21, 2000, the Company has engaged Stefanou & Co., LLP as its certifying accountant for the Company's fiscal year ending June 30, 2000.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) The following table furnishes the information concerning the Company's directors and officers as of June 30, 2000. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                       Age         Title                           Term
------------------         ---         ------------------              --------

Victor Nguyen              43          President                       Annual

Gordon F. Lee              49          CEO and Director                Annual


On July 30, 2000 Eric Bauchmann resigned as Vice President (Operations) of the Company.

On May 18, 2000 Tony Drescher resigned as Secretary of the Company

On August 9, 2000 Gordon F. Lee resigned as President of the Company and was appointed CEO of the Company

On August 9, 2000 Victor Nguyen was appointed President of the Company.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Victor Nguyen               100%
Gordon F. Lee                50%

The term of office for each director is one (1) year, or until his/her successor is elected at the Company's annual meeting and is qualified. The term of office for each officer of the Company is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b)      Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of the Company, Gordon Lee and Victor Nguyen.

(c)      Family Relationships.      None

(d)      Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Victor Nguyen, age 43, has been President of the Company since March, 2000. Dr. Nguyen received his Ph.D in Information Systems from Nova Southeastern University in Fort Lauderdale, Florida in 1988. From February 1999 to February 2000, Dr. Nguyen served as an Information Technology Director for a Healthcare Communications company, and as a Consultant with NationData Technologies and Washington Mutual. From June 1998 to April 1999, he was the Senior Client/Server Developer for Countrywide Home Loans, providing technical support and database design and programming; from December 1997 to May 1998 he was the Senior Software Developer for Commercial Underwriters Insurance; from January 1996 to November 1997, he worked as the lead designer for Computer Sciences Corporation; from July 1994 to December 1995 he was the Senior Software Engineer for User Technology Associates, developing client/server system requirements and providing system training to programmers; from February 1989 to June 1994 he was the Computer Scientist and Senior Member of the Technical Staff for Cincinnati Bell Information Systems (now Computer Sciences Corporation), developing client/server system requirements and providing system training to programmers.

Gordon F. Lee, age 49, has been the CEO of the Company since March, 2000. From March 1998 to March 1999, Mr. Lee served as the President of Glass Master Industries, a company working on the development of a bullet resistant glass coating technology which was eventually sold off to other companies for commercial development. From 1991 to March 1998, Mr. Lee served as the President of USA Video corporation, one of the first companies to offer video on demand and high quality digitizing and compression services.

(e)      Directors Compensation

Directors who are also officers of the Registrant receive no cash compensation for services as a director. The Company may grant options to directors under the Company's Stock Incentive Plan.

ITEM 10. EXECUTIVE COMPENSATION

Section 16(a) of the Securities Exchange Act of 1934, as amended (The "Exchange Act"), requires the Registrant's officers and directors, and persons who own more than 10% of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to Registrant with copies of all Section 16(a) forms that they file.

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company, although Victor Nguyen devotes full time to the company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms - length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner in which they consider appropriate.

EXECUTIVE COMPENSATION

(a)      Cash Compensation.

Compensation paid by the Company for all services provided up to December June 30, 2000 (1) to each of its executive officers and (2) to all officers as a group.

                    SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation                                  Long Term Compensation

(a)                        (b)      (c)     (d)      (e)                        (f)              (g)

Name and                   Year     Salary  Bonus    Other                      Restricted       Securities
Principal                           ($)     ($)      Annual                     Stock            Underlying/
Position                                             Compensation               Awards           Options
                                                     ($)                        ($)              (#)
Victor Nguyen              2000      30,000    0    0                          $350,000*        500,000**
President and Director

Gordon F. Lee              2000     240,000    0    0                          $350,000*        1,000,000**
CEO and Director

Eric Bauchmann             2000      30,000    0    0                          $350,000*        500,000**
(resigned July 30, 2000)

Tony Drescher              2000           0    0    0                          $210,000*        0
Secretary
(resigned May 18/00)

(h)      The Company has made no Long Term Compensation payouts (LTIP or other)

* On March 7, 2000, the Company issued 300,000 shares to Tony Drescher for services rendered to the Company as Secretary of the Company. And on May 11, 2000, the Company issued 500,000 shares each to Victor Nguyen, Gordon Lee and Eric Bauchmann for services rendered to the Company as officers of the Company. These shares were all issued at a deemed value of $0.70 per share.

** On January 1, 2000, stock options to purchase a total of 2,000,000 shares at $2.00 per share were granted to Victor Nguyen (500,000 shares), Eric Bauchmann (500,000 shares) and Gordon Lee (1,000,000 shares) pursuant to Employment Agreements signed on January 1, 2000. One eighth of the share options vest over a period of two years at the end of each fiscal quarter. To date, no options have been exercised. All options expire 30 days after termination of employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 16,770,836 shares outstanding at June 30, 2000.


Title of          Name and Address of        Amount of Beneficial       Percent
Class             Beneficial Owner           Interest                   of Class

Common            Giovanni Rondoni                2,666,667               15.9%
                  Viavittorio #87A-64
                  Terni 8046 Italy

b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at June 30, 2000.

Title of          Name and Address of        Amount of                  Percent
Class             Beneficial Owner           Beneficial Interest        of Class

Common            Victor Nguyen                    500,000                 3.0%
                  625 - 9800 S. Sepulveda Blvd
                  Los Angeles, CA  90045

Common            Gordon F. Lee                  2,500,000                 14.9%
                  625 - 9800 S. Sepulveda Blvd
                  Los Angeles, CA  90045

Total as a group                                 3,000,000                 17.9%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On various dates in 1999, the Company entered into four agreements of subordinated convertible promissory notes at 6% annual interest with various conversion prices for a total of $500,000 cash. On April 12, 2000, the lenders notified the Company of their intention to convert 100% of the principal to common stock in accordance with the terms of the agreement. As a result, Gordon
F. Lee (CEO) was issued 2,000,000 shares of common stock.

                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of June 30, 2000 are filed as part of this report.

         (1) Financial statements of Bentley Communications Corp. and subsidiaries.

Year ended June 30, 2000
                                                                            Page

Cover Page....................................................................23

Index to Financial Statements.................................................24

Independent Auditor's Report for years ended June 30, 2000....................25

Consolidated Balance Sheet at end of June 30, 2000............................26

Consolidated Statement of Operations at end of June 30, 2000..................27

Consolidated Statement of Stockholders' Equity at end of June 30, 2000........29

Consolidated Statement of Cash Flows at end of June 30, 2000..................30

Notes to the Consolidated Financial Statements................................31

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                             JUNE 30, 2000 AND 1999



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          BENTLEY COMMUNICATIONS CORP.

                           BENTLEY COMMUNICATIONS, INC

Index to Financial Statements
-----------------------------

--------------------------------------------------------------------------------





                                                                            Page
                                                                            ----
Report of Independent Certified Public Accountants                            4

Consolidated Balance Sheet at June 30, 2000 and 1999                          5

Consolidated Statement of Losses for the Two Years ended
       June 30, 2000 and 1999                                                 6

Consolidated Statement of Deficiency in Stockholders' Equity for
       the Two Years  ended June 30, 2000 and 1999                            7

Consolidated Statement of Cash Flows for the Two Years ended
       June 30, 2000 and 1999                                                 8

Notes Consolidated Financial Statements                                     9-16

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Bentley Communications Corp.
Long Beach, CA


         We have audited the accompanying consolidated balance sheets of Bentley Communications Corp. and subsidiaries as of June 30, 2000 and 1999 and the related consolidated statements of losses, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bentley Communications Corp. and subsidiaries as of June 30, 2000 and 1999, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note L, the Company is experiencing difficulty in generating sufficient cash flow to meet it obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are described in Note L. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                      /s/  STEFANOU & COMPANY, LLP
                                           -----------------------
                                           Stefanou & Company, LLP
                                           Certified Public Accountants

McLean, Virginia
October 10, 2000



                                        4


                          BENTLEY COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET
JUNE 30, 2000 AND 1999



ASSETS
------

                                                                                       2000              1999
                                                                                       ----              ----
CURRENT ASSETS:
         Cash and equivalent                                                      $       822       $     3,533
                                                                                  ------------      ------------

                  Total current assets                                                    822             3,533


PROPERTY AND EQUIPMENT-AT COST:
            Furniture, equipment and leasehold improvements                           158,845               500
            Less accumulated depreciation                                               8,972               100
                                                                                  ------------      ------------
                                                                                      149,873               400
OTHER ASSETS
              Deposits                                                                  8,000                 -
              Investment, at cost ( Note C  )                                          80,000                 -
              Advances to related parties (Note  I )                                   38,379             1,000
                                                                                  ------------      ------------
                         Total other assets                                           126,379             1,000

TOTAL ASSETS                                                                      $   277,074       $     4,933
                                                                                  ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
         Accounts payable and accrued expenses                                        122,139            11,730
         Due to Shareholders ( Note I   )                                              14,800            78,847
                                                                                  ------------      ------------
                  Total current liabilities                                           136,939            90,577



STOCKHOLDERS' EQUITY (NOTE D) :
PREFERRED STOCK, PAR VALUE $.001 PER SHARE; 20,000,000 SHARES AUTHORIZED; NONE
ISSUED AT JUNE 30, 2000 OR JUNE 30, 1999                                                    -                 -
COMMON STOCK, PAR VALUE $.001 PER SHARE; 80,000,000 SHARES AUTHORIZED;
16,770,836 ISSUED AT JUNE 30, 2000  AND 6,172,500 ISSUED AT JUNE 30, 1999              16,771             6,173
ADDITIONAL PAID IN CAPITAL                                                          3,655,729            69,327
ACCUMULATED DEFICIT                                                                (3,532,365)         (161,144)
                                                                                  ------------      ------------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                             140,135           (85,644)
                                                                                  ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $   277,074       $     4,933
                                                                                  ============      ============


           See accompanying notes to consolidated financial statements

                                        5
                                                                              26


                          BENTLEY COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENT OF LOSSES
                 FOR THE TWO YEARS ENDED JUNE 30, 2000 AND 1999


                                                            2000            1999
                                                            ----            ----

Revenues:
    Web hosting and consulting fees                    $    17,691     $         -
                                                       -------------   ------------
        Total revenue                                       17,691               -


Cost and expenses:
     General and administrative                          3,380,040         142,507
     Depreciation and amortization                           8,872              25
                                                       -------------   ------------
                                                         3,388,912         142,532
                                                       -------------   ------------
Operating loss                                          (3,371,221)       (142,532)

Income (taxes) benefit                                           -               -
                                                       -------------   ------------
Net loss                                               $ (3,371,221)   $  (142,532)
                                                       =============   ============

Loss per common share (basic and assuming dilution)    $       (.39)   $      (.07)
                                                       =============   ============

Weighted average common shares outstanding
      (Note H)                                           8,655,178       2,072,425






           See accompanying notes to consolidated financial statements

                                        6


                          BENTLEY COMMUNICATIONS CORP.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE TWO YEARS ENDED JUNE 30, 2000 AND 1999



                                                       COMMON          STOCK       ADDITIONAL      ACCUMULATED
                                                       SHARES          AMOUNT    PAID-IN-CAPITAL      DEFICIT         TOTAL

Balance at June 30, 1998                              3,450,000        $  101          $ 15,399     $  (18,612)    $    (3,112)
Reverse stock split 1 for 20, 3,450,000
   cancelled 172,500 issued (Note D)                 (3,277,500)           72                 -              -              72
Sale of stock issued pursuant to private
   placement, net of costs                            6,000,000         6,000            53,928              -          59,928
Net loss                                                      0             0                 0       (142,532)       (142,532)
                                                  --------------  ------------    --------------  --------------   --------------
Balance at June 30, 1999                              6,172,500         6,173            69,327       (161,144)        (85,644)
Shares issued to consultants and employees in
   exchange for services                              3,940,000         3,940         1,778,060              -       1,782,000
Sale of stock issued pursuant to private
   placement, net of costs                            3,825,003         3,825         1,311,175              -       1,315,000
Shares issued in exchange for convertible debt        2,833,333         2,833           497,167              -         500,000
Net loss                                                      0             0                 0     (3,371,221)     (3,371,221)
                                                  --------------  ------------    --------------  --------------   --------------

Balance at June 30, 2000                             16,770,836   $    16,771     $   3,655,729   $ (3,532,365)    $   140,135
                                                  ==============  ============    ==============  ==============   ==============




           See accompanying notes to consolidated financial statements


                                        7


                          BENTLEY COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE TWO YEARS ENDED JUNE 30, 2000 AND 1999

                                                                      2000            1999
                                                                  -------------   -------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
Cash flows from operating activities
  Net loss for the year                                            $(3,371,221)    $  (142,532)
  Adjustments to reconcile net earnings to net cash
    used for operating activities:
        Common stock issued in connection for services rendered      1,782,000               -
        Depreciation and amortization                                    8,872              25
        (Increase) decrease in:
           Increase in marketable securities                           (80,000)              -
           Prepaid and other                                           (45,379)         (1,000)
           Increase (decrease) in:
           Accounts payable and accrued expenses, net                   46,363          83,040
                                                                  -------------   -------------
  Net cash  used by operating activities                            (1,659,365)        (60,467)

Cash flows used in investing activities:
  Capital expenditures, net of disposals                              (158,345)              -
                                                                  -------------   -------------
  Net cash used in investing activities                               (158,345)              -

Cash flows used in financing activities:
  Proceeds from sale of common stock, net of costs                   1,315,000          64,000
  Proceeds from convertible debt                                       500,000               -
                                                                  -------------   -------------
Net cash, provided (used) in financing activities                    1,815,000          64,000
                                                                  -------------   -------------
  Net (decrease) increase in cash and equivalents                       (2,710)          3,533

Cash and equivalents at beginning of period                              3,533               -
                                                                  -------------   -------------
Cash and equivalents at end of period                              $       822     $     3,533
                                                                  =============   =============

Supplemental Disclosures of Cash Flow Information

Cash paid during the period for interest                           $         -     $         -
Income taxes paid                                                            -               -

Acquisition:
  Assets acquired                                                  $    80,001     $         -
  Accumulated deficit                                                        -               -
  Liabilities assumed                                                        -               -
  Common stock issued                                                        -               -
                                                                  -------------   -------------
  Net cash paid for acquisition                                    $    80,001     $         -

Non-cash financing activities:
  Common stock issued for services                                 $ 1,782,000     $         -


           See accompanying notes to consolidated financial statements

                                        8
                                                                              30

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999


NOTE A-SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

On March 8, 2000, Bentley Communications Corp., a Florida corporation, hereinafter referred to as "Bentley" or "Company", acquired, Kyrenia Acquisition Corp. ("Kyrenia"), an inactive publicly held shell corporation with no significant assets or operations through a reverse acquisition.. As a result of the acquisition, there was a change in control of the public entity. The Company has transitioned from a development stage enterprise prior years to operating enterprise during the year ended June 30, 2000.

The Company engages in the business of creating an international business to business (B2B) and wholesale sourcing network. The Company's immediate focus is on E-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-US based companies, initially in Asia and the Pacific Rim.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kyrenia Acquisition Corp., Twirlme.com, Inc., Legends Surfboards, Inc. and Omnibomb Corp. Significant intercompany transactions have been eliminated.

Revenue Recognition
-------------------

The Company follows a policy of recognizing revenues as services are rendered.

Advertising
-----------

The Company follows a policy of charging the costs of advertising to expenses incurred. For the years ended June 30, 2000 and 1999, advertising costs were $6,856 and $0, respectively.

Property and Equipment
----------------------

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives ( three years for computer equipment and five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

Marketable Securities
---------------------

Marketable securities consist primarily of corporate equity securities. The Company's marketable securities are considered to be "available for sale" and accordingly, are carried on the balance sheet at fair market value, which approximates cost. Gains and losses from securities have not been material.

Goodwill
--------

Goodwill is recorded at the excess of the purchase price over the fair market value of the underlining assets purchased. The resulting cost of the goodwill will be amortized on a straight-line basis over its estimated economic life of three years. If it became probable the projected future undiscounted cash flows of the acquired assets were less than the carrying value of the goodwill, the Company would recognize an impairment loss in accordance with the provisions of Statements of Financial Standards No. 121


                                        9
                                                                              31

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No.121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Research and Development
------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the years ended June 30, 2000 and 1999 were $77,500 and $0, respectively.

CONCENTRATIONS OF CREDIT RISK
-----------------------------

Financial instruments and related items which potentially subject the Company to concentrations of credit risk consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the state of California and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowances for doubtful accounts were $0 at June 30, 2000 and 1999, respectively.

STOCK BASED COMPENSATION

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

                                       10
                                                                              32

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $3,371,221 during the year ended June 30, 2000 and $142,532 during the year ended June 30, 1999. The Company's current liabilities exceeded its current assets by $136,118 as of June 30, 2000. At June 30, 2000 a substantial portion of all of the Company's assets are illiquid.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended June 30, 1999. SAFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits ("SFAS 132") in the year ended June 30, 2000. SFAS No. 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS No. 132 does not effect the Company as of June 30, 2000.

In March 1998, Statement of Position No. 98-1 was issued, which specifies the appropriate accounting for costs incurred to develop or obtain computer software for internal use. The new pronouncement provides guidance on which costs should be capitalized, and over what period such costs should be amortized and what disclosures should be made regarding such costs. This pronouncement is effective for fiscal years beginning after December 15, 1998, but earlier application is acceptable. Previously capitalized costs will not be adjusted. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

In April 1998, Statement of Position No. 98-5 was issued which requires that companies expense defined previously capitalized start-up costs including organization costs and expense future start-up costs as incurred. Adoption of this statement does not have an effect on financial condition or operating results.

 The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS No. 133") in the year ended June 30, 2000. SFAS No. 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS No. 133's impact on the Company's consolidated financial statements is not expected to be material as the Company has not historically used derivative and hedge instruments.

                                       11
                                                                              33

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE A-SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In December, 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its results.

NOTE B- ACQUISITIONS

On March 8, 2000, the Company acquired , in exchange for 10,000 shares of the Company's common stock valued at $7,500 and cash consideration of $ 225,000, Kyrenia Acquisition Corp. ("Kyrenia"), an inactive publicly held shell corporation with no significant assets or operations through a reverse acquisition.. As a result of the acquisition, there was a change in control of the public entity.

The acquisition was accounted for using the purchase method of accounting. The total purchase price and carrying value of the net assets acquired of Kyrenia was $1. The net assets acquired were as follows:


                   Net assets                        $ 1
                   Accumulated deficit                 -
                   Net liabilities                     -
                                                    -----
                                                     $ 1
                                                    =====

As Kyrenia was an inactive corporation with no significant operations, Bentley recorded the carryover historical basis of net tangible assets acquired, which did not differ materially from their fair value. The results of operations subsequent to the date of acquisition are included in Bentley's consolidated statement of losses.

In accordance with Statement of Position 98-5, the Company expensed, as organization costs, the year ended June 30, 2000, $232,500, which represents the excess of the purchase price of Kyrenia over the net assets acquired. In accordance with APB Opinion 16, the consolidated financial statements include the accounts of Bentley as the acquiring entity and Kyrenia as the wholly owned subsidiary. Significant intercompany transactions have been eliminated in consolidation.

In April, 2000 the Company acquired in exchange for $80,000 the assets of Twirlme.com, an e-commerce business development website in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of the net assets acquired of Twirlme.com were as follows:

          Office equipment and computers          $    27,500
          Website and related software                 52,500
          Liabilities assumed                               -
                                                  ------------
                                                  $    80,000
                                                  ============

The Company has recorded the carryover basis of the net assets acquired, which did not differ martially from their fair value. The operating results of the business have been included in the Company's consolidated financial statements since the date of purchase. The Company expensed in 2000 $52,500 which represents the cost of the website and related software.

NOTE C- INVESTMENTS

The Company holds an investment in the stock of QuadXSports.com, Inc., which is recorded at its historical cost of $80,000. Although the market value of the investment is not readily determinable, management believes the fair market value of this investment exceeds its carrying value.

                                       12
                                                                              34

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE D - CAPITAL STOCK

The Company was incorporated under the laws of the state of Florida in February, 1992 under the name of Fogilstone Development, Inc. In January, 1997, the Company changed its name to Premier Mining Ventures, Inc. In February, 1998, the Company was renamed Pure Air Technology, Inc. In February, 1999, the Company changed its name to Startek.com, Inc. In November, 1999, the Company was renamed Bentley Communications Corp.

In December, 1998, the Company's shareholders approved a one-(1) share for twenty-(20) share reverse stock split. The accompanying financial statements have been restated to give effect for the reverse split.

The Company has authorized 80,000,000 shares of common stock , with a par value of $.0001 per share .and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 16,770,836 shares of common stock outstanding at June 30, 2000 and no shares of preferred stock outstanding at June 30, 2000.

In 1999, the Company issued a total of 6,825,003 shares of common stock in private placements and exempt offerings to sophisticated investors, primarily in the United States and Canada, in exchange for $285,000, net of costs and fees.

In 1999, the Company issued 640,000 shares of common stock to a consultant for services rendered on behalf of the Company. The shares issued to the consultants and employees were based upon the value of the services rendered or the fair value of the Company's common stock during the period the services were rendered.

In 2000, the Company issued a total of 3,000,000 shares of common stock in private placements and exempt offerings to sophisticated investors, primarily in the United States and Canada, in exchange for $1,087,000, net of costs and fees.

In 2000, the Company issued 2,833,333 shares of common stock in exchange for $ 500,000 of convertible debt previously advanced to the Company.

In 2000, the Company issued 3,300,000 shares of common stock to consultants and employees for services rendered on behalf of the Company. The shares issued to the consultants and employees were based upon the value of the services rendered or the fair value of the Company's common stock during the period the services were rendered.

On March 8, 2000 the Company completed an acquisition of Kyrenia Acquisition Corp. (Kyrenia), a Delaware corporation with no material operations (see Note
B). In connection with the acquisition, the Company agreed to issue 10,000 shares of its common stock.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE E-INCOME TAXES

The Company has adopted Financial Accounting Standard number 109 which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $3,532,366, which expire through 2020, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carryforward is approximately $1,059,709. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized.
                                       13
                                                                              35

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 AND 1999

NOTE E-INCOME TAXES (CONTINUED)

Components of deferred tax assets as of June 30, 2000 are as follows:

Non Current:
         Net operating loss carryforward    $  1,059,709
              Valuation allowance              1,059,709
                                            ------------
                  Net deferred tax asset    $          -
                                            ============

NOTE F-MAJOR CUSTOMERS

Revenue from three (3) major customers approximated $17,691 or 100% of sales for the year ended June 30, 2000. The Company had no sales during the year ended June 30, 1999.

NOTE G-COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company leases office space on a month-to-month basis in Los Angeles, California and Vancouver British Columbia for its Corporate offices. Rental expense for the years ended June 30, 2000 and 1999 were $78,919 and $2,912, respectively.

Employment and Consulting Agreements
------------------------------------

The Company has employment agreements with the Company's President and Vice Presidents. In addition to salary and benefit provisions, the agreements include defined commitments should the employee terminate the employment with or without cause. The agreements are for the period from January 1, 2000 through December 31, 2001.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

LICENSE AGREEMENT
-----------------

IN MARCH, 2000, THE COMPANY ENTERED INTO A NON-EXCLUSIVE LICENSE AGREEMENT WITH THE OWNERS OF CERTAIN FEATURE LENGTH FILMS TO MARKET AND DISTRIBUTE THE FILMS UTILIZING THE INTERNET. AS CONSIDERATION THE COMPANY PAID AN ADVANCED ROYALTY OF $40,000 WHICH IS CHARGED TO OPERATIONS. THE LICENSE AGREEMENT EXPIRES JUNE 1, 2010.

Litigation
----------

In February 2000, Har Adir, LLC filed a complaint against the Company and its Chief Executive Officer in Los Angeles Superior Court, County of Los Angeles, California. The complaint alleges breach of contract and seeks payment for damages in the amount of $2,000,000, plus costs and fees. . The Company believes that it has meritorious defenses to the Plaintiff's claims and intends to vigorously defend itself against the complaint. The Company believes it has affirmative claims against Har Adir, LLC. In addition, the Company believes that the outcome of the litigation will not in any event have a material adverse effect on the Company' consolidated financial position or results of operations.

In May 2000, Access America Financial Corp. filed a complaint against the Company in the Circuit Court for Broward County and Dade County, Florida. The complaint alleges breach of contract and seeks payment for damages of $ 150,000, plus $ 450,000 in statutory damages, costs and attorneys fees. The Company believes that it has meritorious defenses to the Plaintiff's claims and intends to vigorously defend itself against the complaint. The Company believes that the outcome of the litigation will not in any event have a material adverse effect on the Company' consolidated financial position or results of operations.

                                       14
                                                                              36

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999

NOTE G-COMMITMENTS AND CONTINGENCIES (CONTINUED)

IN SEPTEMBER 2000, A FORMER EMPLOYEE FILED A COMPLAINT AGAINST THE COMPANY AND ITS PRESIDENT IN LOS ANGELES SUPERIOR COURT, COUNTY OF LOS ANGELES, CALIFORNIA. THE COMPLAINT ALLEGES WRONGFUL TERMINATION AND SEXUAL HARASSMENT. THE PLAINTIFF HAS NOT SPECIFIED THE AMOUNT OF THE CLAIM. ACCORDINGLY, AN ESTIMATE OF THE ULTIMATE LOSS, OR RANGE OF LOSS, CANNOT NOW BE DETERMINED. THE COMPANY BELIEVES IT HAS MERITORIOUS DEFENSES TO THE PLAINTIFF'S CLAIMS AND INTENDS TO VIGOROUSLY DEFEND ITSELF AGAINST ITS CLAIMS.

NOTE H-LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                         2000           1999
                                                         ----           ----
     Net loss available for common shareholders      $(3,371,221)    $ (142,532)
     Basic and fully diluted loss per share          $     (0.39)    $    (0.07)
     Weighted average common shares outstanding        8,655,178      2,072,425



Net loss per share is based upon the weighted average of shares of common stock outstanding. In December 1998, a one (1) for twenty (20) reverse stock split of the Company's common stock was effected (See Note D). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

NOTE I-RELATED PARTY TRANSACTIONS

The Company's officers and significant shareholders have advanced funds to the Company for working capital purposes. The amount of the advances at June 30, 2000 and 1999 are $14,800 and $78,847, respectively. No formal agreements or repayment terms exist.

The Company has periodically advanced funds to an entity that is controlled by the President of the Company. The advances to the entity as of June 30, 2000 and 1999, were $38,379 and $1,000, respectively. No formal agreements or repayment terms exist.

NOTE J-STOCK OPTIONS AND WARRANTS
---------------------------------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to a key employees of the Company .

                                         Number                             Number of
                                         of shares      Exercise Price  Shares Exercisable
Outstanding at June 30, 1998                        -   $           -                   -
                                                                           ==============
Granted                                             -               -                   -
Exercised-                                          -               -                   -
Cancelled                                           -                                   -
                                         ------------  --------------
Outstanding at June 30, 1999                        -               -                   -
                                         ============  ==============      ==============
Granted                                     2,000,000            2.00                   -
Exercised                                           -               -                   -
Cancelled                                           -               -                   -
                                         ------------ ---------------      --------------
Outstanding at June 30, 2000                2,000,000        $   2.00             500,000
                                         ============                      ==============

                                       15
                                                                              37

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2000 and 1999

NOTE J-STOCK OPTIONS AND WARRANTS (CONTINUED)

For disclosure purposes the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the years ended June 30, 2000 and 1999, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk free interest rate of 6.0% an expected life of two years for all grants. The weighted-average fair values of the stock options granted during the years ended June 30, 2000 and 1999 were $.03 and $.00, respectively.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $(3,371,221) and $(.39) in 2000 and $(142,532) and $(.07) in 1999, respectively.

NOTE K-SUBSEQUENT EVENTS

On July 2000 , the Company issued stock of 400,000 shares of restricted common stock to Micron Mining Company, through a private placement in exchange for $ 105,000.

In August 2000, the Company acquired BuynetPlaza.com, an online shopping mall, in exchange for 100,000 shares of restricted common stock valued at $72,000.

NOTE L-GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 2000 and 1999, the Company incurred loses from operations of $3,371,221 and $ 142,532, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve it liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.



                                      16
                                                                              38

EXHIBITS

EXHIBIT INDEX
-------------

   Number                 Description of Exhibit                            Page
   ------                ----------------------                             ----
   (11)    Computation of Losses per Common and Common Share Equivalents     E-1


         (2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-K. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

2(a)              Reorganization Agreement between the Registrant and Kyrenia
                  Acquisition Corp.
3.1(a)            Articles of Incorporation of the Registrant
3.2(a)            By-laws of the Registrant
10.1(a)           Advisory Agreement between Bentley Communications Corp. and
                  Trade-Wins Inc., dated January 5, 2000
10.2(a)*          Employee Agreement between Bentley Communications Corp. and
                  Gordon F. Lee, dated January 1, 2000
10.3(a)*          Employee Agreement between Bentley Communications Corp. and
                  Eric Bauchman, dated January 1, 2000
10.4(a)*          Employee Agreement between Bentley Communications Corp. and
                  Victor Nguyen, dated January 1, 2000
10.5(a)           Acquisition Agreement between Bentley Communications Corp. and
                  Margot Winters and Mathew Brown for the purchase of Twirlme, a
                  California Company.
10.6(a)           License Agreement between Bentley Communications Corp. and HCV
                  Inc., dated March 10, 2000
10.7              Letter of Intent between Bentley Communications Corp. and
                  Chengdu Foreign Economic Relations and Trade Service and
                  Chengdu Minjang International Trade Co., Ltd. for product
                  sourcing and marketing.
10.8              Letter of Intent between Bentley Communications Corp. and
                  China National Electronics Imp. & Exp. Sichuan Co.
10.9              Commitment Letter from Semdicar Technology Corp. of Taipei,
                  Taiwan for purchase of overstocked and discontinued business electronics and telecommunications products.
10.10             Commitment Letter from Tai Chiun Developing Co. Ltd. of
                  Taipei, Taiwan for purchase of overstocked and discontinued
                  business electronics and telecommunications products.
10.11             Commitment Letter from Vector Safety Technology Corp. of
                  Taipei, Taiwan for purchase of overstocked fire resistant
                  fabric.
10.12             Letter of Intent between Bentley Communication Corp. and
                  Jinjiang electrical Industrial Co. Ltd. for product sourcing and development.
10.13             Letter of Intent between Bentley Communications Corp. and
                  Sichuan Changhong Electronics Corp. for product sourcing.
10.14             Preliminary Agency Agreement between Bentley Communications
                  Corp. and Lick Hung Toys Limited
23                Consent of Stefanou and Company, LLP
27                Financial Data Schedule (electronic filing only)
99.1              April 4, 2000 Press Release: Bentley Communications Corp.
                  Chosen By China Province And Commercial Interests to Provide
                  Products and Services.
                                                                              42

99.2              April 18, 2000 Press Release: Bentley Communications Corp.
                  Sign Sales and Marketing Contracts With Taiwanese Firms.
99.3 April 26, 2000 Press Release: Bentley Communications Corp. to `Westernize' China E-Commerce.
99.4 June 8, 2000 Press Release: Los Angeles Firm to Play Significant Role in China Trade.
----------------------

*    Indicates management contract or compensatory plan or arrangement.

(a)  Previously filed as an exhibit to the Company's Form 10-QSB dated June 1,
     2000

b)   Reports on Form 8-K

On May 9, 2000, the Company filed an amended report on Form 8-K pursuant to Items 2 and 7 of such Form, which included the supplementary consolidated financial statements as required by the Form.

On June 5, 2000, the Company filed an amended report on Form 8-K pursuant to Items 4 and 7 of such Form, regarding the Company's change in certifying accountant.

On June 23, 2000, the Company filed a report on Form 8-K, pursuant to Items 4 and 7 of such Form, regarding the Company's change in certifying accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 12, 2000           BENTLEY COMMUNICATIONS CORP.


                                    By: /s/ Victor Nguyen
                                    -------------------------------
                                    Victor Nguyen
                                    President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Victor Nguyen                   President                   October 12, 2000
---------------------------
Victor Nguyen

/s/ Gordon F. Lee                   Chief Executive Officer     October 12, 2000
---------------------------
Gordon F. Lee