Form 10QSB
period 2000-09-30
BENTLEY COMMUNICATIONS CORP/DE
filed 2000-11-13
CIK 1091964

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                     For the period ended September 30, 2000

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

                                 (310) 342-0760
                            Issuer's Telephone Number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,420,836 shares of Common Stock ($.001 par value) as of November 8, 2000.


Transitional small business disclosure format:  Yes [ ]   No  [x]

                          BENTLEY COMMUNICATIONS CORP.

                     Quarterly Report on Form 10-QSB for the
                   Quarterly Period Ending September 30, 2000


                                Table of Contents

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                  Consolidated Statements of Losses:
                  Three Months Ended September 30, 2000 and 1999

                  Consolidated Balance Sheets:
                  September 30, 2000 and June 30, 2000

                  Consolidated Statements of Cash Flows:
                  Three Months Ended September 30, 2000 and 1999

                  Notes to Consolidated Financial Statements:
                  September 30, 2000

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

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements (Unaudited)

                          BENTLEY COMMUNICATIONS, CORP
                        CONSOLIDATED STATEMENTS OF LOSSES
                                    UNAUDITED


                                                    Three months ended Sept 30,
                                                      2000              1999
                                                 -------------     -------------
Revenues:
  Web Hosting & Consulting Fees                  $     12,875      $      3,537

Operating expenses:
     Selling, general and administrative
                                                      380,830           409,487
                                                 -------------     -------------
Operating expenses
                                                      380,830           409,487

Net loss before taxes
                                                     (367,955)         (405,950)

Provision for income taxes                                  -                 -

Net loss                                         $   (367,955)     $   (405,950)
                                                 =============     =============

Loss per common share
                                                        (0.02)            (0.07)
(basic and assuming dilution)

Weighted average shares outstanding
     Basic                                         17,215,891         6,172,500
     Diluted                                       17,215,891         6,172,500


The accompanying notes are an integral part of these financial statements


                          BENTLEY COMMUNICATIONS, CORP.
                           CONSOLIDATED BALANCE SHEETS

                           ASSETS
                                                            September 30, 2000 June 30, 2000
                                                               ------------    ------------
                                                               (Unaudited)
Current assets:
     Cash and equivalents                                      $         -     $       822
                                                               ------------    ------------
Total current assets                                                     -             822

Property & Equipment - at cost
    Furniture, Equipment, & Leasehold Improvements                 158,845         158,845
    Less:  Accumulated  Depreciation                                19,551           8,972
                                                               ------------    ------------
                                                                   139,294         149,873

Other Assets
    Deposits                                                         8,000           8,000
    Investments, at cost                                           152,000          80,000
    Advances to Related Parties                                     38,379          38,379
                                                               ------------    ------------
Total Other Assets                                                 198,379         126,379

Total Assets                                                   $   337,673     $   277,074
                                                               ============    ============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Cash disbursed in excess of available balances                  6,578
     Accounts payable and accrued expenses                         300,465         122,139
     Due to Shareholders                                            81,450          14,800
                                                               ------------    ------------
                                                                   388,493         136,939

Stockholders' equity:
 Preferred stock, par value $.001 per share; 20,000,000
   shares authorized; none issued at September 30, 2000 and
   June 30, 2000                                                         -               -
Common stock, par value $.001 per share; 80,000,000
   shares authorized; 17,270,836 issued at September 30,
   2000 and 16,770,836 issued at June 30, 2000                      17,271          16,771
Additional paid-in-capital                                       3,832,229       3,655,729
Retained earnings                                               (3,900,320)     (3,532,365)
                                                               ------------    ------------
                                                                   (50,820)        140,135
                                                               ------------    ------------
                                                               $   337,673     $   277,074
                                                               ============    ============

The accompanying notes are an integral part of these financial statements


                                      BENTLEY COMMUNICATIONS, CORP
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               UNAUDITED

                                                                Three Months ended Sept 30
                                                                    2000          1999
                                                                 ----------    ----------
Cash flows from operating activities:
     Net income from operating activities                        $(367,955)    $(405,950)
     Adjustments to reconcile net income to net cash:
         Common stock issued in exchange for investment             72,000
         Common stock issued in exchange for services              105,000
         Depreciation                                               10,579            25
          Change in:  Receivables
               Prepaid expenses and other assets                   (72,000)       (2,035)
               Accounts payable and accrued expenses               244,976       404,084
               Cash disbursed in excess of available balances        6,578             -
                                                                 ----------    ----------
                      Net cash used in operating activities           (822)       (3,876)

Cash flows used in investing activities:
     Net cash used in investing activities                               -             -

Cash flows provided by financing activities:
     Net cash provided by financing activities                           -             -

Net decrease in cash and cash equivalents                             (822)       (3,876)
                                                                 ----------    ----------

Cash and cash equivalents at beginning of period                       822         3,533

Cash and cash equivalents at end of period                       $       -     $    (343)
                                                                 ==========    ==========


Supplemental Information:
      Common Stock Issued for Services                             105,000


The accompanying notes are an integral part of these financial statements

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)



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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.


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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

      The following Management Discussion and Analysis should be read in conjunction with the financial statements and accompanying notes included in this Form 10-QSB.

GENERAL

         The Company engages in the business of creating an international business to business (B2B) and wholesale sourcing network. The Company's immediate focus is on E-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-US based companies, initially in Asia and the Pacific Rim.

REVENUE

For the three months ended September 30, 2000, revenues from continuing operations, which are comprised exclusively of web hosting and consulting fees were $12,875 as compared to $ 3,537 revenues during the three months ended September 30, 1999. The Company has transitioned from a development stage enterprise prior years to operating enterprise during the year ended June 30, 2000 and had nominal revenues in 1999.The Company reported a net loss from operations before income taxes of $367,955 for the three months ended September 30, 2000 compared to a net loss of $405,950 in 1999.

COSTS AND EXPENSES

The Company's expenses from operations for the three months ended September 30, 2000 decreased $28,657 to $380,830 from $409,487 during the same period in 1999. The decrease is due to the Company incurring additional costs in prior periods in connection with the start up of its business. In addition, the Company incurred costs of $105,000 associated with the value of common stock issued to employees and consultants for services rendered during the period ended September 30, 2000.

As the Company transitions from a development stage to an operating company, the Company has incurred significant operating deficits which have decreased the Company's working capital. Company management believes this trend will have a material impact on the Company's short-term and long-term liquidity. Management expects to fund this decrease in liquidity through the proceeds of loans from significant shareholders and the private placement of its stock. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an operating company.

Depreciation and amortization expense for the thre months ended September 30, 2000 was $10,579, an increase of $10,554 from $25 in 1999. The increase in depreciation expense is as a result of the acquisition of office and related equipment during the year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2000, the Company had a working capital deficit of $388,493 compared to a deficit of $136,117 at June 30, 2000, an increase in the deficit of $252,376. The decrease in working capital was substantially due to the increase in accounts payable and accrued expenses of $244,976 at September 30, 2000 as compared to June 30, 2000.

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

The Company generated a cash flow deficit from operations of $822 for the three months ended September 30, 2000. Cash flow deficits from operating activities for the period ended September 30, 2000 is primarily attributable to the Company's net loss from operations of $367,955, adjusted for depreciation and amortization of $10,579, and common stock issued for services of $105,000.

There were no cash flows from investing or financing activities for the three months ended September 30, 2000.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations

PART II.  OTHER INFORMATION
         Item 1.  Legal Proceedings

                  None

         Item 2   Changes in Securities

On or about July 3, 2000 the Company issued 100,000 Units for $0.30 each for an aggregate purchase price of $30,000. Each Unit consists of one common share and one purchase warrant to purchase an additional common share for $0.75 until June 27, 2001.

On or about July 5, 2000 the Company issued 300,000 Units for $0.25 each for an aggregate purchase price of $75,000. Each Unit consists of one common share and one purchase warrant to purchase an additional common share for $0.75 until July 5, 2001.

On or about August 1, 2000, the Company issued 100,000 common shares, at $0.72 per share, for the acquisition of BuyNetPlaza pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         Item 3.  Defaults Upon Senior Securities

                  None

         Item 4.  Submission of Matters to a Vote of Security Holders

                  None

         Item 5.  Other Information

                  None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

3.1 (a)  Articles of Incorporation of the Registrant

3.2 (a)  By-laws of the Registrant

10.1 Agreement dated July 14, 2000, between Bentley Communications Corp. and Nutek Inc. regarding the purchase of BuyNetPlaza

10.2 Agreement in Principal dated August 4, 2000, between Bentley Communications Corp. and GenWorld Company Ltd. of Taiwan.

10.3 Agreement dated August 24, 2000, between Bentley Communications Corp. and Athletic Role Model Educational Institute.

10.4 Letter of Intent dated September 7, 2000, between Bentley Communications Corp. and Gen Ni Trading Co., Limited.

10.5 Letter of Intent dated September 14, 2000, between Bentley Communications Corp. and Flynn Robinson.

10.6 Letter of Intend dated September 15, 2000, between Bentley Communications Corp. and Spencer Haywood.

10.7 Agreement in Principal dated September 28, 2000, between Bentley Communications Corp. and Dragon Apparel International Co.

27.1 Financial Data Schedule for the three months ended September 30, 2000 (electronic filing only)

99.1 June 8, 2000 Press Release: Los Angeles Firm to Play Significant Role in China Trade

99.2     August 9, 2000 Press Release: Bentley's E-Commerce Portfolio Expands

99.3 August 25, 2000 Press Release: Bentley Inks Global Licensing Agreement with Major Hong Kong Toy Manufacturer in Dramatic B2B Expansion

99.4 August 30, 2000 Press Release: Bentley Communications Corp. Inks Celebrity Pro-Athletes Web Site Deal

99.5 September 7, 2000 Press Release: Bentley Extends B2B Mission, Acquires Genworld Group.

99.6 September 11, 2000 Press Release: NBA All-Star, L.A. Laker, The Irrepressible Flynn Robinson Joins Bentley's Celebrity-Pro.com E-Commerce Venture

------------------

         (a) Previously filed as an exhibit to the Company's Form 10-QSB dated June 1, 2000

b)       Reports on Form 8-K filed during the three months ended March 31, 2000.

         During the three month period ended September 30, 2000, there have been no current reports on Form 8-K filed by the Company.

SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Bentley Communications Corp.
                                             Registrant


November 9, 2000                          By: /s/ Gordon F. Lee
-----------------                            --------------------------
Date                                         Gordon F. Lee
                                             President and
                                             Chief Executive Officer