Form 10QSB
period 2000-12-31
BENTLEY COMMUNICATIONS CORP/DE
filed 2001-02-14
CIK 1091964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(D) Of The Securities Act Of 1934

                For the quarterly period ended December 31, 2000

                        Commission file number: 000-27347

                          BENTLEY COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)

               Florida                              58-2534003
   (State or other jurisdiction of       (IRS Employee Identification No.)
    incorporation or organization)

        Suite 625 - 9800 South Sepulveda Boulevard, Los Angeles, CA 90045
                    (Address of principal executive offices)

                                 (310) 342-0760
                           (Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

       Common Stock, $0.0001 par value              24,420,836
                   (Class)                      (Outstanding as of
                                                 December 31, 2000)

                          BENTLEY COMMUNICATIONS CORP.
                                   FORM 10-QSB
                                      INDEX
                                                                          Page
                                                                          ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements                                 2-5

Consolidated balance sheet at December 31, 2000                              3

Consolidated statement of losses for the six months
ended December 31, 2000 and 1999                                             4

Consolidated statement of cash flows for the six months
ended December 31, 2000 and 1999                                             5

Notes to the consolidated financial statements                               6

Item 2   Management's Discussion and Analysis                             7-12


Part II  OTHER INFORMATION

Item 1   Legal proceedings                                                  12

Item 2   Changes in securities                                              12

Item 3. Defaults upon senior securities                                     12

Item 4.  Submission of matters to a vote to security holders                12

Item 5   Other information                                                  12

Item 6   Exhibits and reports on Form 8-K                                   13

Signatures                                                                  13

PART I:  FINANCIAL INFORMATION

ITEM 1.

                          BENTLEY COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET


                                     ASSETS
                                                        12/31/00       06/30/00
                                                      -----------    -----------
                                                      (Unaudited)
                                                      -----------
Current assets:
    Cash and equivalents                              $  116,046     $      822
                                                      -----------    -----------
Total current assets                                     116,046            822

Property & Equipment - at cost
    Furniture, Equipment, & Leasehold Improvements       158,845        158,845
    Less:  Accumulated depreciation                       30,130          8,972
                                                      -----------    -----------
                                                         128,715        149,873
Other Assets
    Deposits                                               8,000          8,000
    Investments, at cost                                  72,000         80,000
    Advances to Related Parties                            3,294         38,379
                                                      -----------    -----------
Total Other Assets                                        83,294        126,379

Total Assets                                          $  328,055     $  277,074
                                                      ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (DEFICIT)

Current Liabilities:
    Bank Overdraft                                    $        -     $        -
    Accounts payable and accrued expenses                320,939        122,139
    Due to Shareholders                                   65,825         14,800
                                                      -----------    -----------
                                                         386,764        136,939
Deficiency in Stockholders' Equity:

    Preferred stock, par value $.001 per share;
    20,000,000 shares authorized; none issued at
    December 31, 2000 or June 30, 2000                         -              -

    Common stock, par value $.001 per share;
    80,000,000 shares authorized;24,420,836 issued at
    December 31, 2000 and 16,770,836 issued at June
    30, 2000                                              24,421         16,771

    Additional paid-in-capital                         4,050,079      3,655,729
    Deficiency in retained earnings                   (4,133,209)    (3,532,365)
                                                      -----------    -----------
    Stockholders' equity (deficit)                       (58,709)       140,135
                                                      -----------    -----------
                                                      $  328,055     $  277,074
                                                      ===========    ===========

  See accompanying footnotes to the unaudited consolidated financial statements

                                  BENTLEY COMMUNICATIONS CORP.
                                CONSOLIDATED STATEMENT OF LOSSES
                                            UNAUDITED

                                          Three Months ended December 31,  Six Months ended December 31,
                                          -------------------------------  -----------------------------
                                                2000            1999           2000            1999
                                           -------------   -------------   -------------   -------------
Revenues:
  Web Hosting & Consulting Fees            $     16,480    $          -    $     29,355    $          -

Operating expenses:
     Selling, general and administrative        228,211         371,264         609,041         777,214
     Depreciation                                21,158              25          21,158              25
                                           -------------   -------------   -------------   -------------
Operating expense                               249,369         371,289         630,199         777,239

Net loss before taxes                          (232,889)       (371,289)       (600,844)       (777,239)

Provision for income taxes                            -               -               -               -
                                           -------------   -------------   -------------   -------------

Net Loss                                   $   (232,889)   $   (371,289)   $   (600,844)   $   (777,239)
                                           =============   =============   =============   =============
Loss per common share                      $      (0.01)   $      (0.06)   $      (0.03)   $      (0.12)
                                           =============   =============   =============   =============
(basic and assuming dilution)

Weighted average shares outstanding
     Basic                                   19,371,379       6,439,295      18,247,195       6,284,445

          See accompanying footnotes to the unaudited consolidated financial statements

                          BENTLEY COMMUNICATIONS CORP.
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                    UNAUDITED

                                                            2000         1999
                                                         ----------   ----------
Cash flows from operating activities:
     Net income from operating activities                $(600,844)   $(777,239)
     Depreciation                                           21,158            -
     Adjustments to reconcile net income to net cash:
       Common stock issued in exchange for investment            -            -
       Common stock issued in exchange for services          7,650        1,465
        Change in:  Receivables
             Prepaid expenses and other assets              43,085      (58,496)
             Accounts payable and accrued expenses         249,825       (6,117)
    Stock issued for merger consulting fees                      -            -
                                                         ----------   ----------
    Net cash from operating activities                    (279,126)    (840,387)

Cash flows used in investing activities:
     Purchase of property, plant and equipment                   -            -
                                                         ----------   ----------
     Net cash used in investing activities                       -            -

Cash flows (used in)/provided by financing activities:
     Proceeds from sale of stock                           394,350      415,535
     Proceeds from issuance of Convertible Debentures            -      500,000
     Proceeds from loans from stockholders                       -      (48,934)
                                                         ----------   ----------
     Net cash used in financing activities                 394,350      866,601

Net increase in cash and cash equivalents                  115,224       26,214

Cash and cash equivalents at July 1                            822        3,533

Cash and cash equivalents at December 31                 $ 116,046    $  29,747
                                                         ==========   ==========
Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                 $       -    $       -
Cash paid during the period for  taxes                           -            -
Common stock issued for services                             7,650        1,465

  See accompanying footnotes to the unaudited consolidated financial statements

                           BENTLEY COMMUNICATIONS CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES
---------------------------------------

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results or operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

Basis of Presentation

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Kyrenia Acquisition Corporation. Significant intercompany transactions have been eliminated in consolidation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Three Months ended December 31, 2000 and 1999
---------------------------------------------

REVENUES

For the three months ended December 31, 2000 revenues from continuing operations, which are comprised exclusively of web hosting and consulting fees, were $ 16,480 as compared to no revenues during the three months ended December 31, 1999. The Company has transitioned from a development stage enterprise prior years to operating enterprise during the year ended June 30, 2000 and had not recognized any revenues in 1999. The Company reported a net loss from operations before income taxes of $ 232,889 for the three months ended December 31, 2000 compared to a net loss of $ 371,289 in 1999.

COSTS AND EXPENSES

The Company's expenses from operations for the three months ended December 31, 2000 decreased $ 121,920 to $ 249,369 from $ 371,289 during the same period in 1999. The decrease is due to the Company incurring additional costs in prior period in connections with the start up of its business. In addition, the Company incurred costs of $ 192,000 associated with the value of common stock issued to employees and consultants for services rendered during the period ended December 31, 2000.

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

Depreciation and amortization expense for the three months ended December 31, 2000 was $ 21,158, an increase of $ 21,133 from $ 25 in 1999. The increase in depreciation expense is a result of the depreciating office and related equipment acquired during the year ended June 30, 2000.

Six Months ended December 31, 2000 and 1999
-------------------------------------------

REVENUES

For the six months ended December 31, 2000 revenues from continuing operations, which are comprised exclusively of web hosting and consulting fees, were $ 29,355 as compared to $ 0 revenues during the six months ended December 31, 1999. The Company has transitioned from a development stage enterprise prior years to operating enterprise during the year ended June 30, 2000 and had nominal revenues in 1999. The Company reported a net loss from operations before income taxes of $ 600,844 for the six months ended December 31, 2000 compared to a net loss of $ 777,239 in 1999.

COSTS AND EXPENSES

The Company's expenses from operations for the six months ended December 31, 2000 decreased $ 147,040 to $ 630,199 from $ 777,239 during the same period in 1999. The decrease is due to the Company incurring additional cost in prior periods in connections with the start up of its business. In addition, the Company incurred costs of $ 192,000 associated with the value of common stock issued to employees and consultants for services rendered during the period ended December 31, 2000.

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

Depreciation and amortization expense for the six months ended December 31, 2000 was $ 21,158, an increase of $ 21,133 from $ 25 in 1999. The increase in depreciation expense is a result of the acquisition of office and related equipment during the year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2000, the Company had a working capital deficit of $ 270,718 compared to a deficit of $ 136,117 at June 30, 2000, an increase in the deficit of $ 134,601. The decrease in working capital was substantially due to the increase in accounts payable and accrued expenses of $ 198,800 at December 31, 2000 as compared to June 30, 2000.

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

The Company generated a cash flow deficit from operations of $279,126 for the six months ended December 31, 2000. Cash flow deficits from operating activities for the period ended December 31, 2000 is primarily attributable to the Company's net loss from operations of $600,844, adjusted for depreciation and amortization of $21,158.

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

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.
-----------------------------------------------------------------------------

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

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.
------------------------------------------------------

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.
----------------------------------------------------------

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

UNCERTAIN ACCEPTANCE AND MAINTENANCE OF THE COMPANY'S BRAND NAME.
-----------------------------------------------------------------

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

RISKS ASSOCIATED WITH ACQUISITIONS.
-----------------------------------

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


PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the ordinary course of business, the Company may be involved in legal proceedings from time to time. During the three month period ended December 31, 2000, there were no material legal proceedings commenced by or against the Company.

ITEM 2.  CHANGES IN SECURITIES

         (a)  None.

         (b)  None.

         (c) On October 12, 2000 the Company issued 150,000 common shares for $0.10 per share to Thomas A. Braun in accordance with Section 4(2) of the Securities Act of 1933, as amended, for legal services rendered.

         On November 30, 2000, the Company issued 7,000,000 common shares for $0.03 per share to Gordon F. Lee in accordance with Section 4(2) of the Securities Act of 1933, as amended, in a private placement with proceeds totaling $210,000.

         (d)  None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         (a) On October 16, 2000, Victor Nguyen resigned as President of the Company and Gordon F. Lee was appointed President.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

         27.1 Financial Data Schedule

         99.1 November 17, 2000 Press Release: Bentley Communications Corp. Acquires Film and Video Library to Create Unique Shopping Experience

         99.2 December 6, 2000 Press Release: Bentley Acquires Thousands of Authentic Hollywood Collectibles

         99.3 December 27, 2000 Press Release: Bentley Propels Virtual Mall Expansion

         (b) Reports on Form 8-K filed during the three months ended December 31, 2000.

         None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 15, 2000                    Bentley Communications Corp.


                                            /S/ Gordon Lee
                                            ----------------------------
                                            Gordon F. Lee
                                            President