Form 10QSB
period 2001-03-31
BENTLEY COMMUNICATIONS CORP/DE
filed 2001-05-14
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 Quarterly Report Pursuant to Section 13 Or 15(d) Of The Securities Act Of 1934

                  For the quarterly period ended March 31, 2001

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

Yes [X]       No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

    Common Stock, $0.001 par value                     26,659,724
               (Class)                     (Outstanding as of March 31, 2001)


                                  BENTLEY COMMUNICATIONS CORP.
                                           FORM 10-QSB
                                              INDEX
                                                                                                      Page
                                                                                                      ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Cover Page.......................................................................................       1

Index to Financial Statements....................................................................       2

Interim Consolidated Balance Sheet at March 31, 2001.............................................       3

Consolidated Statement of Losses for the nine months ended March 31, 2001 and 2000...............       4

Consolidated Statement of Cash Flows for the nine months ended March 31, 2001 and 2000...........       5

Notes to the Consolidated Financial Statements...................................................       6

Item 2   Management's Discussion and Analysis ...................................................       7

Part II  OTHER INFORMATION

Item 1   Legal proceedings.......................................................................      12

Item 2   Changes in Securities...................................................................      12

Item 5   Other Information.......................................................................      12

Item 6   Exhibits and Reports on Form 8-K........................................................      12

Signatures.......................................................................................      13


PART I:  FINANCIAL INFORMATION

ITEM 1.

                          BENTLEY COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET

                                ASSETS
                                                      Unaudited
                                                       03/31/01       06/30/00
                                                     ------------   ------------
Current assets:
    Cash and equivalents                             $   127,912    $       822
                                                     ------------   ------------
Total current assets                                     127,912            822

Property & Equipment - at cost
    Furniture, Equipment, & Leasehold Improvements       118,114        158,845
    Less:  Accum. Depreciation                            27,986          8,972
                                                     ------------   ------------
                                                          90,128        149,873

Other Assets

    Deposits                                               8,000          8,000
    Investments, at cost                                  90,200         80,000
    Advances to Related Parties                            3,294         38,379
                                                     ------------   ------------
Total Other Assets                                       101,494        126,379

Total Assets                                         $   319,534    $   277,074
                                                     ============   ============

                          LIABILITIES AND DEFICIENCY IN
                              STOCKHOLDERS' EQUITY

Current Liabilities:
    Customer Deposits                                $   149,250    $         -
    Accounts payable and accrued expenses                228,679        122,139
    Due to Shareholders                                   65,825         14,800
                                                     ------------   ------------
                                                         443,754        136,939

Deficiency in Stockholders' equity:

    Preferred stock, par value $.001 per share;
20,000,000 shares authorized; none issued at March
31, 2001 and June 30, 2000                                     -              -

    Common stock, par value $.001 per share;
80,000,000 shares authorized; 26,659,724 issued at
March 31, 2001 and 16,770,836 issued at June 30,
2000                                                      26,660         16,771

    Additional paid-in-capital                         4,228,490      3,655,729
    Deficiency in Stockholder's Equity                (4,379,370)    (3,532,365)
                                                     ------------   ------------
                                                        (124,220)       140,135
                                                     ------------   ------------
                                                     $   319,534    $   277,074
                                                     ============   ============

  See Accompanying footnotes to the unaudited consolidated financial statements


                                  BENTLEY COMMUNICATIONS CORP.
                                CONSOLIDATED STATEMENT OF LOSSES
                                            UNAUDITED

                                            Three Months ended March 31,    Nine Months ended March 31,
                                                 2001            2000            2001            2000
                                           -----------------------------   -----------------------------
Revenues:
  Web Hosting & Consulting Fees            $     62,965    $          -    $     92,320    $          -

Operating expenses:
     Selling, general and administrative        303,220         613,689         912,261       1,390,903
     Depreciation                                 5,906           1,475          27,064           1,500
                                           -------------   -------------   -------------   -------------
Operating expense                               309,126         615,164         939,325       1,392,403

Net income before taxes                        (246,161)       (615,164)       (847,005)     (1,392,403)

Provision for income taxes                            -               -               -               -

Net income                                 $   (246,161)   $   (615,164)   $   (847,005)   $ (1,392,403)
                                           =============   =============   =============   =============

Earnings per common share
(basic and assuming dilution)              $      (0.01)   $      (0.07)   $      (0.03)   $      (0.20)
                                           =============   =============   =============   =============

Weighted average shares outstanding
     Basic                                   24,565,342       8,425,281      24,468,302       7,000,823
     Diluted

  See Accompanying footnotes to the unaudited consolidated financial statements

                                                4


                          BENTLEY COMMUNICATIONS, CORP
                       CONSOLIDATED STATEMENT OF CASH FLOW
                                    UNAUDITED
                                                          Nine Months ended March 31,
                                                             2001          2000
                                                         ---------------------------

Cash flows from operating activities:
     Net income from operating activities                $  (847,005)   $(1,392,403)
     Depreciation                                             27,064          1,475
     Adjustments to reconcile net income to net cash:
         Common stock issued in exchange for services          7,650          1,465
         Change in:
              Due to Shareholders                             51,025              -
              Other assets                                    24,885       (178,496)
              Accounts payable and accrued expenses          106,540       (132,207)
              Customer Deposits                              149,250              -
                                                         ------------   ------------
     Net cash from operating activities                     (480,592)    (1,700,166)

Cash flows used in investing activities:
     Purchase of property, plant and equipment                40,731        (92,549)
                                                         ------------   ------------
     Net cash used in investing activities                    40,731        (92,549)

Cash flows (used in)/provided by financing activities:
     Common Stock issued in exchange for investment           21,214              -
     Common stock issued in exchange for advances            140,000              -
     Proceeds from sale of stock                             405,736      1,353,035
     Proceeds from issuance of Convertible Debentures              -        500,000
     Proceeds from loans from stockholders                         -        (48,934)
                                                         ------------   ------------
     Net cash used in financing activities                   566,950      1,804,101

Net increase in cash and cash equivalents                    127,090         11,386

Cash and cash equivalents at July 1                              822          3,533

Cash and cash equivalents at March 31                    $   127,912    $    14,919
                                                         ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for interest                           -              -
Cash paid during the period for taxes                              -              -
Common stock issued for services                               7,650          1,465
Common stock issued in exchange for debt                     140,000              -
Common stock issued in exchange for investment                21,214              -
Acquisition:
     Assets acquired                                     $         -    $    80,001
     Accumulated deficit                                           -              -
     Liabilities assumed                                           -              -
     Common stock issued                                           -              -
                                                         ------------   ------------
     Net Cash paid for acquisition                       $         -    $    80,001
                                                         ============   ============

  See Accompanying footnotes to the unaudited consolidated financial statements

                           BENTLEY COMMUNICATIONS CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2000 financial statements and footnotes thereto included in the Company's SEC Form 10KSB.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2001 and 2000
------------------------------------------

REVENUES

For the three months ended March 31, 2001 revenues from continuing operations, which are comprised exclusively of web hosting and consulting fees, were $ 62,965 as compared to no revenues during the three months ended March 31, 2000. The Company had transitioned from a development stage enterprise to an operating enterprise during the year ended June 30, 2000 and had not recognized any revenues prior to the period ending March 31, 2000. The Company reported a net loss from operations before income taxes of $246,161 for the three months ended March 31, 2001 compared to a net loss of $615,164 for the same period ending in 2000. The decrease in operating loss results from an absence of prior organizational and development costs.

COSTS AND EXPENSES

The Company's expenses from operations for the three months ended March 31, 2001 decreased to $303,220 from $ 613,689 during the same period ending in 2000. The decrease is due to the Company incurring additional costs in the prior period in connection with the start up of its business. As the Company transitions from a development stage to an operating company, the Company has incurred significant operating deficits that have decreased the Company's working capital. Company management believes this trend will have a material impact on the Company's short-term and long-term liquidity. Management expects to fund this decrease in liquidity through the proceeds of loans from significant shareholders and the private placement of its stock. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an operating company.

Depreciation and amortization expense for the three months ending March 31,2001 was $ 5,906, an increase of $4,431 from $1,475 for the same period ending in 2000. The increase in depreciation expense is a result of the depreciating office and related equipment acquired during the year ended June 30, 2000.

Nine Months Ended March 31, 2001 and 2000
-----------------------------------------

REVENUES

For the nine months ended March 31, 2001 revenues from continuing operations, which are comprised exclusively of web hosting and consulting fees, were $92,320 as compared to no revenues during the nine months ended March 31,2000. The Company has transitioned from a development stage enterprise to an operating enterprise during the year ended June 30, 2000 and had not recognized any revenues in 1999. The Company reported a net loss from operations before income taxes of $ 847,005 for the nine months ended March 31, 2001 compared to a net loss of $1,392,403 in 2000.

COSTS AND EXPENSES

The Company's expenses from operations for the nine months ended March 31, 2001 decreased $478,642 to $912,261 from $1,390,903 during the same period in 2000. The decrease is due to the Company incurring additional cost in prior periods in connections with the start up of its business.

As the Company transitions from a development stage to an operating company, the Company has incurred significant operating deficits that have decreased the Company's working capital. Company's management believes this trend will have a material impact on the Company's short-term and long-term liquidity. Management expects to fund this decrease in liquidity through the proceeds of loans from significant shareholders and the private placement of its stock. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an operating company.

Depreciation and amortization expense for the nine months ended March 31, 2001 was $ 27,064, an increase of $25,563 from $1,500 in same period ending in 2000. The increase in depreciation expense is a result of the acquisition of office and related equipment during the year ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2001, the Company had a working capital deficit of $315,842 compared to a deficit of $ 136,117 at June 30, 2000, an increase in the deficit of $ 179,725. The decrease in working capital was substantially due to the increase in customer deposit, accounts payable and accrued expenses of $ 377,929 at March 31, 2001 as compared to $ 122,139 at June 30, 2000.

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

The Company generated a cash flow deficit from operations of $480,592 for the nine months ended March 31, 2001. Cash flow deficits from operating activities for the period ended March 31, 2001 is primarily attributable to the Company's net loss from operations of $847,005, adjusted for depreciation and amortization of $27,064.

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

MANAGEMENT OF GROWTH

The Company expects to experience significant growth in the number of employees and the scope of its operations. In particular, the Company intends to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. The Company believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, the Company expects to experience continued difficulty in filling its needs for qualified sales, engineering, and other personnel.

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

PART II  OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. During the three month period ended March 31, 2001, there were no material legal proceedings commenced by or against the Company.

ITEM 2.  CHANGES IN SECURITIES

On March 5, 2001 the Company issued 150,000 common shares for $0.08 per share to Thomas A. Braun in accordance with Section 4(2) of the Securities Act of 1933, as amended, for legal services rendered.

On March 20, 2001, the Company issued 200,000 common shares to Tristan Cavato in accordance with a license agreement dated February 27, 2001, with Omni Short Film Distribution.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 26, 2001, the registrant held its annual meeting of stockholders. All director nominees were elected and all proposals submitted for stockholder vote were approved. The voting results are as follows:

Proposal 1. Election Of Directors

Nominee                    Votes For                 Votes Abstained

Gordon F. Lee              17,377,104                363,331

Proposal 2. Ratification of Appointment of Stefanou & Company, LLP as
            Independent Auditor For 2001.

Votes For                  Votes Abstained           Votes Against

17,377,174                 336,526                   26,735


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

3.1(a)   Articles of Incorporation of the Registrant

3.2(a)   By-laws of the Registrant

10.1 License Agreement between the Company and Omni Short Film Distribution dated February 27, 2001.

23       Consent of Stefanou & Company, LLP

99.1 February 16, 2001 Press Release: Bentley to Add New Rare Coin Division to Authentic Collectables Online.

99.2 March 2, 2001 Press Release: Bentley Communications Corp. Shareholders Meeting

------------------

         (a) Previously filed as an exhibit to the Company's Form 10-QSB dated June 1, 2000


b)       Reports on Form 8-K filed during the three months ended March 31, 2001.

         During the three month period ended March 31, 2001, there have been no current reports on Form 8-K filed by the Company.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 15, 2001                      Bentley Communications Corp.

                                         /S/ Gordon Lee
                                         ----------------------------
                                         Gordon F. Lee
                                         President