Form 10KSB
period 2001-06-30
BENTLEY COMMUNICATIONS CORP/DE
filed 2001-10-16
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                        Commission file number: 000-27347

                          BENTLEY COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)

                Florida                                 58-2534003
     (State or other jurisdiction            (IRS Employee Identification No.)
    of incorporation or organization)


                Suite 1, 1904 11th Street, Santa Monica, CA 90404
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (310) 445-2599

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

Yes      X             No
    -----------           ------------

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

         X
    -----------
State issuer's revenues for its most recent fiscal year.      $142,990

Aggregate market value of the voting stock held by non-affiliates of the
registrant as of June 30, 2001.     $971,284.82

Number of outstanding shares of the registrant's par value $0.0001 common stock,
as of June 30, 2001.       26,659,724

                          BENTLEY COMMUNICATIONS CORP.
                                   FORM 10-KSB
                                      INDEX

                                                                            Page
                                                                            ----
                                     Part I

Item 1.    Business...........................................................3

Item 2.    Properties.........................................................8

Item 3.    Legal Proceedings..................................................8

Item 4.    Submission of Matters of a Vote of Security Holders................9

                                     Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................9

Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations................................10

Item 7.    Financial Statements and Supplementary Data........................15

Item 8.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................................15

                                    Part III

Item 9.    Directors and Executive Officers of the Registrant.................16

Item 10.   Executive Compensation.............................................17

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....18

Item 12.   Certain Relationships and Related Transactions.....................19

                                     Part IV

Item 13.   Exhibits, Financial Statement Schedule and Reports on Form 8-K.....19

Signatures ...................................................................21

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

On July 14, 2000, the Company purchased 100% of the assets of buynetplaza.com, a Nevada corporation with offices in San Francisco, CA.

BUSINESS

CORPORATE OVERVIEW

The Company structure and major subsidiaries is as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

BENTLEY COMMUNICATIONS CORP.
(Florida, USA)

Twirlme.com Inc.
(100% owned)
(Nevada, USA)

Legends Surfboards Inc.
(100% owned)
(Nevada, USA)

Omnibomb Corp.
(100% owned)
(Nevada, USA)

Kyrenia Acq. Corp.
(100% owned)
(Nevada, USA)


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

On July 14, 2000, the Company purchased buynetplaza.com, an online shopping mall from Nutek, a Nevada Company with offices in Huntington Beach, California. The acquisition brought the Company an immediate inventory of branded technology from Ubrandit.com consisting of books, music and videos.

On April 26, 2001, the Company announced its appointment as the official organizing sponsor of the National Basketball Retired Players Association Annual Convention. The Company was slated to open a joint office with the NBRPA in Las Vegas in order to spearhead this venture in addition to other monthly celebrity Golf Tournaments and other events. On May 25, 2001, however the details of the sponsorship could not be satisfactorily agreed upon and the Company decided to withdraw its sponsorship from these events.

On May 7, 2001, the Company announced it would be hosting the Tennessee State University Hall of Fame Athletes website, www.EyesOfTheTiger.com. The website will highlight the consolidation of the famous alumni in the Tennessee State University athletic program. The Company will have a 50/50 profit split in all E-commerce transactions through the website.

On May 14, 2001, the Company announced its intent to acquire Broadcast DVD, a leading producer of advertising and E-commerce supported promotional and corporate DVDs. Broadcast DVD has been recognized within the industry for its web DVD expertise with speaking engagements and panel participation at Digital Hollywood, DVD Entertainment and DVD-Pro.

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

ORDERING, FULFILLMENT AND CUSTOMER SERVICE

The Company has developed the working version of its E-commerce Internet website, buynetonline.com that will serve as an interactive shopping, supply, and gateway resource on the Internet. The Company has also purchased buynetplaza.com as a fully functioning E-commerce internet website with an existing customer base and hundreds of sourced products.

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

EMPLOYEES

As of June 30, 2001, the Company has no employees but has retained the management services of outside consultants for administration and other general office management duties.

ITEM 2.  PROPERTIES

The Company currently maintains its corporate headquarters at Suite 1, 1904 11th Street, Santa Monica, California 90404. The Company's corporate headquarters consists of 700 square feet. Under a consulting and management agreement, the Company pays Omni Shortfilm Distribution Ltd. $5,000 per month which includes lease payments and management and consulting fees. The Company believes this arrangement will be adequate for its current requirements.

As of June 30, 2001 The Registrant had the following tangible assets.

(a)  Real Estate                            None

(b)  Furniture, Equipment, and
     Leasehold improvements                 $2,497


ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date hereof, the only material legal proceeding commenced by or against the Company consists of the following:

In February 2000, Har Adir, LLC filed a complaint against the Company and it's Chief Executive Officer in Los Angeles Superior Court, County of Los Angeles, California. The complaint alleged breach of contract and sought payment for damages in the amount of $2,000,000, plus costs and fees. During the course of the litigation, the Complaint, as amended, was subject to a motion for dismissal and the case is currently awaiting the Court's signature on the judgment of dismissal. On the Company's Cross-Complaint, pursuant to mediation, the case has been resolved pursuant to a Stipulated Judgment for $25,000 plus other considerations Once the judgment on the dismissal of the Complaint, as amended, has become final, the Company as well as the President intend to file a malicious prosecution action against Har Adir's legal counsel. The Company believes that the outcome of the litigation will not in any event have a material adverse effect on the Company' consolidated financial position or results of operations.

In May 2000, Access America Financial Corp. filed a complaint against the Company in the Circuit Court Dade County, Florida. The complaint alleges breach of contract and seeks payment for damages of $ 450,000 in treble damages, costs and attorneys fees. The Company believes that it has meritorious defenses to the Plaintiff's claims and intends to vigorously defend itself against the complaint. The Company believes that the outcome of the litigation will not in any event have a material adverse effect on the Company' consolidated financial position or results of operations. The case is scheduled to trial in January 2002.

In September 2000, a former employee filed a complaint against the Company and its President in Los Angeles Superior Court, County of Los Angeles, California. The complaint alleged wrongful termination and sexual harassment. The case was settled in July 2001, in favor of the Plaintiff in the amount of $55,000, which is to be paid to the Plaintiff and her attorney by October 2001.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On March 26, 2001, the registrant held its annual meeting of stockholders. All director nominees were elected and all proposals submitted for stockholder vote were approved. The voting results are as follows:

Proposal 1.       Election Of Directors

Nominee           Votes For           Votes Abstained

Gordon F. Lee     17,377,104          363,331

Proposal 2.       Ratification of Appointment of Stefanou & Company, LLP as
                  Independent Auditor for 2001

                  Votes For           Votes Abstained           Votes Against

                  17,377,174          336,526                   26,735


                                     Part II

ITEM 5.  MARKET FOR REGISRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "BTLY". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The market for the Company's shares has been sporadic and at times very limited.

The following table sets forth high and low bid quotations of the Company's common stock for the fiscal years ended June 30, 2001 and 2000 as follows:

                                            Bid

                                            2001
                                            High              Low
First Quarter                               1.1875            0.6875
Second Quarter                              0.69              0.08
Third Quarter                               0.39              0.085
Fourth Quarter                              0.20              0.055

                                            2000
                                            High              Low
First Quarter                               5.90              0.56
Second Quarter                              0.89              0.52
Third Quarter                               0.68              0.95
Fourth Quarter                              0.89              0.81

(b) As of June 30, 2001, the Company had approximately 649 shareholders of record of the common stock

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

General
-------

The Company currently engages in the business of creating an international business to business (B2B) and wholesale sourcing network. The Company's immediate focus is on E-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-US based companies, initially in Asia and the Pacific Rim.

The Company has recognized in the past fiscal year the slowdown of the E-commerce industry and of internet related retail sales in general. While the Company still believes its current business plan can bring profitability, it has begun to look at acquisitions in other internet related businesses, including online casino gaming.

Subsequent to the period covered by this report, the Company has engaged in negotiations with Online Gaming, Ltd. and intends to shift its business focus from B2B product sourcing to casino gaming via the Internet.

Revenues
--------

For the year ended June 30, 2001, revenues from continuing operations, which are comprised exclusively of web hosting and consulting fees, was $142,990 as compared to revenues of $17,691 during the year ended June 30, 2000. The Company reported a net loss from operations before income taxes of $1,545,390 in 2001 compared to a net loss of $3,371,221 in 2000.

Costs and Expenses
------------------

The Company's expenses from operations for the year ended June 30, 2000 decreased $1,700,532 to $1,688,380 from $3,388,912 during the same period in 2000. Selling, general and administrative expenses decreased $1,913,436 to $1,466,604 in 2001 from $3,380,040 in 2000. The decrease is due to a downturn in the economy and the subsequent necessary reorganization and down-sizing of the Company. In addition, the Company incurred costs of $357,650 associated with the value of common stock issued to employees and consultants for services rendered during the year ended June 30, 2001.

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

Depreciation and amortization expense for 2001 was $31,059, an increase of $22,187 from $8,872 in 2000. The increase in depreciation expense is as a result of the acquisition of office and related equipment during the year ended June 30, 2001.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2001, the Company had a working capital deficit of $830,702 compared to a deficit of $136,117 at June 30, 2000, an increase in the deficit of $694,585. The decrease in working capital was substantially due to the Company's losses from operations. In addition, the Company experienced an increase in accounts payable and accrued expenses of $381,591 at June 30, 2001 as compared to June 30, 2000.

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

The Company generated a cash flow deficit from operations of $186,994 for the year ended June 30, 2001. Cash flow deficits from operating activities for the year ended June 30, 2001 is primarily attributable to the Company's net loss from operations of $1,545,390 adjusted for depreciation and amortization of $31,059, and common stock issued for services of $357,650.

No cash flows were used in investing activities during the year ended June 30, 2001.

Cash flow provided from financing activities was $154,885 during the year ended June 30, 2001. The source of financing in 2001 was from proceeds from related parties advances, whose funds were utilized for working capital.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountants have stated in their report on the Company's June 30, 2001 financial statements that the Company is experiencing difficulty in generating sufficient cash flow to meet its obligations and sustain its operations, which raises substantial doubt about its ability to continue as a going concern.

Recent Accounting Pronouncements
--------------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits ("SFAS 132") in the year ended June 30, 2000. SFAS 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS 132 does not effect the Company as of June 30, 2000.

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

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

In June, 2000, Statement of Position No. 00-2, Accounting for Producers or Distributors of Films, was issued, which replaces SFAS no. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. The accounting standard establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. This pronouncement is effective for fiscal years beginning after December 15, 2000, but earlier application is acceptable. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.


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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of June 30, 2001, there were approximately 26,659,724 shares of Common Stock outstanding, of which approximately 8,433,544 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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


ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages 19 through 36.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no disagreement between the Company and its accountants, Stefanou & Company, LLP on matters of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

                                    Part III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

a) The following table furnishes the information concerning the Company's directors and officers as of June 30, 2001. The directors of the Company are elected every year and serve until their successors are elected and qualify.

Name                       Age              Title                       Term
------------------         ---              -------------               --------

Gordon F. Lee              50               President                   Annual


On October 16, 2000, Victor Nguyen resigned as President of the Company and Gordon F. Lee was appointed President.

The following table sets forth the portion of their time the Officers and Directors devote to the Company:

Gordon F. Lee                50%

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

(b) Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officer of the Company, Gordon Lee.

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

Gordon F. Lee, age 50, has been the CEO of the Company since October, 2000. From March 1998 to March 1999, Mr. Lee served as the President of Glass Master Industries, a company working on the development of a bullet resistant glass coating technology which was eventually sold off to other companies for commercial development. From 1991 to March 1998, Mr. Lee served as the President of USA Video corporation, one of the first companies to offer video on demand and high quality digitizing and compression services.

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

Some of the officers and directors of the Company will not devote more than a portion of their time to the affairs of the Company. There will be occasions when the time requirements of the Company's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the Company.

There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms - length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner in which they consider appropriate.


EXECUTIVE COMPENSATION

(a) Cash Compensation.

Compensation paid by the Company for all services provided up to June 30, 2001
(1) to each of its executive officers and (2) to all officers as a group.

                                 SUMMARY COMPENSATION TABLE OF EXECUTIVES

                           Annual Compensation                             Long Term Compensation

(a)                        (b)      (c)        (d)      (e)                   (f)              (g)

Name and                   Year     Salary     Bonus    Other                 Restricted       Securities
Principal                           ($)        ($)      Annual                Stock            Underlying/
Position                                                Compensation          Awards           Options
                                                        ($)                   ($)              (#)

Gordon F. Lee              2001     240,000     120,000  48,204               $0               0
President and Director

(h) The Company has made no Long Term Compensation payouts (LTIP or other)


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

a) Beneficial owners of five percent (5%) or greater, of the Company's common stock: No preferred stock is outstanding at the date of this offering. The following sets forth information with respect to ownership by holders of more than five percent (5%) of the Registrant's common stock known by the Registrant based upon 26,659,724 shares outstanding at June 30, 2001.

Title of          Name and Address of                Amount of Beneficial       Percent
Class             Beneficial Owner                   Interest                   of Class

Common            Giovanni Rondoni                   2,666,667                   10.0%
                  Viavittorio #87A-64
                  Terni 8046 Italy

Common            Glen Bagwell                       1,888,888                    7.1%
                  Suite 204 - 3005 Anderson Dr.
                  Raleigh, NC  27609


b) The following sets forth information with respect to the Company's common stock beneficially owned by each Officer and Director, and by all Directors and Officers as a group, at June 30, 2001.

Title of          Name and Address of                 Amount of                 Percent
Class             Beneficial Owner                    Beneficial Interest       of Class

Common            Gordon F. Lee                       9,500,000                 35.6%
                  Suite 1, 1904 11th Street
                  Santa Monica, CA  90404

Total as a group                                      9,500,000                 35.6%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.


                                     Part IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for the Company as of June 30, 2001 are filed as part of this report.

         (1) Financial statements of Bentley Communications Corp. and subsidiaries.


Year ended June 30, 2001
                                                                         Page

Cover Page................................................................F-1

Index to Financial Statements.............................................F-2

Independent Auditor's Report for year ended June 30, 2001.................F-3

Consolidated Balance Sheet at end of June 30, 2001 and 2000...............F-4

Consolidated Statement of Losses at for the two years ended
  June 30, 2001 and 2000..................................................F-5

Consolidated Statement of Deficiency Stockholders' Equity for the
  two years ended June 30, 2001 and 2000..................................F-6

Consolidated Statement of Cash Flows for the two years ended
  June 30, 2001 and 2000..................................................F-7

Notes to the Consolidated Financial Statements..........................F-8-F-17

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                             JUNE 30, 2001 AND 2000



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          BENTLEY COMMUNICATIONS CORP.

                           BENTLEY COMMUNICATIONS, INC

Index to Financial Statements
-----------------------------

--------------------------------------------------------------------------------


                                                                        Page
                                                                        ----
Report of Independent Certified Public Accountants                       F-3

Consolidated Balance Sheet at June 30, 2001 and 2000                     F-4

Consolidated Statement of Losses for the Two Years
  ended June 30, 2001 and 2000                                           F-5

Consolidated Statement of Deficiency in Stockholders' Equity
  for the Two Years ended June 30, 2001 and 2000                         F-6

Consolidated Statement of Cash Flows for the Two Years
  ended June 30, 2001 and 2000                                           F-7

Notes Consolidated Financial Statements                                F-8-F-17

                             STEFANOU & COMPANY, LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Bentley Communications Corp.
Santa Monica, CA


         We have audited the accompanying consolidated balance sheets of Bentley Communications Corp. and subsidiaries as of June 30, 2001 and 2000 and the related consolidated statements of losses, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bentley Communications Corp. and subsidiaries as of June 30, 2001 and 2000, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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



                                              /s/  STEFANOU & COMPANY, LLP
                                                   ----------------------------
                                                   Stefanou & Company, LLP
                                                   Certified Public Accountants


McLean, Virginia
October 1, 2001

                                BENTLEY COMMUNICATIONS CORP.
                                 CONSOLIDATED BALANCE SHEET
                                   JUNE 30, 2001 AND 2000

                                           ASSETS
                                           ------

                                                                     2001           2000
                                                                 ------------   ------------
CURRENT ASSETS:
         Cash and equivalent                                     $         -    $       822
                                                                 ------------   ------------
                  Total current assets                                     -            822

PROPERTY AND EQUIPMENT-AT COST:
            Furniture, equipment and leasehold improvements            3,500        158,845
            Less accumulated depreciation                              1,003          8,972
                                                                 ------------   ------------
                   Net property and equipment                          2,497        149,873

OTHER ASSETS
              Deposits                                                     -          8,000
              Investment, at cost (Note C)                             5,600         80,000
              Advances to related parties (Note I)                         -         38,379
                                                                 ------------   ------------
                   Total other assets                                  5,600        126,379

                                                                 $     8,097    $   277,074
                                                                 ============   ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
          Cash disbursed in excess of available funds            $    31,287    $         -
          Unearned Revenue                                           126,000              -
         Accounts payable and accrued expenses                       503,730        122,139
         Due to Related Parties  (Note I)                            169,685         14,800
                                                                 ------------   ------------
                  Total current liabilities                          830,702        136,939


STOCKHOLDERS' EQUITY (DEFICIENCY)  (NOTE D):

PREFERRED STOCK, PAR VALUE $.0001 PER SHARE;
20,000,000 SHARES AUTHORIZED; NONE ISSUED AT
JUNE 30, 2001 OR JUNE 30, 2000                                             -              -

COMMON STOCK, PAR VALUE $.0001 PER SHARE;
80,000,000 SHARES AUTHORIZED; 26,659,724 ISSUED
AT JUNE 30, 2001 AND 16,770,836 ISSUED AT JUNE 30, 2000               26,660         16,771

ADDITIONAL PAID IN CAPITAL                                         4,228,490      3,655,729
ACCUMULATED DEFICIT                                               (5,077,755)    (3,532,365)
                                                                 ------------   ------------
                  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)           (822,605)       140,135
                                                                 ------------   ------------

                                                                 $     8,097    $   277,074
                                                                 ============   ============

                 See accompanying notes to consolidated financial statements

                                            F-4

                          BENTLEY COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENT OF LOSSES
                 FOR THE TWO YEARS ENDED JUNE 30, 2001 AND 2000


                                                       2001            2000
                                                  -------------   -------------


Revenues:
    Web hosting and management fees               $    142,990    $     17,691
                                                  -------------   -------------
        Total revenue                                  142,990          17,691


Cost and expenses:
     General and administrative                      1,466,604       3,380,040
     Loss on disposal of equipment                     116,317               -
     Impairment loss                                    74,400               -
     Depreciation and amortization                      31,059           8,872
                                                  -------------   -------------
                                                     1,688,380       3,388,912
                                                  -------------   -------------


Operating loss                                      (1,545,390)     (3,371,221)

Income (taxes) benefit                                       -               -
                                                  -------------   -------------


Net loss                                          $ (1,545,390)   $ ( 3,371,221)
                                                  =============   =============

Loss per common share
  (basic and assuming dilution)                   $      (0.06)   $      (0.39)
                                                  =============   =============

Weighted average common shares outstanding
      (Note H)                                      25,014,656       8,655,178

           See accompanying notes to consolidated financial statements

                                          BENTLEY COMMUNICATIONS CORP.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 FOR THE TWO YEARS ENDED JUNE 30, 2001 AND 2000

                                                                   ADDITIONAL
                                     COMMON          STOCK          PAID-IN-      ACCUMULATED
                                     SHARES          AMOUNT         CAPITAL         DEFICIT            TOTAL
                                  ------------    ------------    ------------    ------------     ------------
Balance at June 30, 1999            6,172,500     $     6,173     $    69,327     $  (161,144)     $   (85,644)
Shares issued to consultants
  and employees in exchange
  for services                      3,940,000           3,940       1,778,060               -        1,782,000
Sale of stock issued pursuant
  to private placement,
  net of costs                      3,825,003           3,825       1,311,175               -        1,315,000
Shares issued I exchange for
  convertible debt                  2,833,333           2,833         497,167               -          500,000
Net loss                                    -               -               -      (3,371,221)      (3,371,221)
                                  ------------    ------------    ------------    ------------     ------------

Balance at June 30, 2000           16,770,836          16,771       3,655,729      (3,532,365)         140,135
Shares issued to consultants
  in exchange for services          7,900,000           7,900         349,750               -          357,650
Shares issued in connection
  with the acquisition of
  assets in September 2000            100,000             100          71,900               -           72,000
Shares issued in exchange
  for debt                          1,888,888           1,889         151,111               -          153,000
Net Loss                                    -               -               -      (1,545,390)      (1,545,390)
                                  ------------    ------------    ------------    ------------     ------------

Balance at June 30, 2001           26,659,724     $    26,660     $ 4,228,490     $(5,077,755)     $  (822,605)
                                  ============    ============    ============    ============     ============

                          See accompanying notes to consolidated financial statements

                                                      F-6

                                  BENTLEY COMMUNICATIONS CORP.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE TWO YEARS ENDED JUNE 30, 2001 AND 2000

                                                                    2001               2000
                                                                ------------       ------------
INCREASE (DECREASE) IN CASH AND EQUIVALENTS
CASH FLOWS FROM OPERATING ACTIVITIES
         Net loss for the year                                  $(1,545,390)       $(3,371,221)
         Adjustments to reconcile net earnings to net
           cash used for operating activities:
             Common stock issued in connection for                  357,650          1,782,000
               services rendered
             Common stock issued in exchange for debt               153,000                  -
             Common stock issued in exchange for assets
               expensed in current year                              72,000                  -
             Depreciation and amortization                           31,059              8,872
             Loss on disposal of fixed assets                       116,317                  -
             (Increase) decrease in:
               Marketable securities                                 74,400            (80,000)
               Prepaid and other                                     46,379            (45,379)
             Increase (decrease) in:
               Accounts payable and accrued expenses, net           381,591             46,363
               Unearned Revenue                                     126,000                  -
                                                                ------------       ------------

         NET CASH USED BY OPERATING ACTIVITIES                     (186,994)        (1,659,365)

CASH FLOWS USED IN INVESTING ACTIVITIES:
         Capital expenditures, net of disposals                           -           (158,345)
                                                                ------------       ------------
         NET CASH USED IN INVESTING ACTIVITIES                            -           (158,345)

CASH FLOWS USED IN FINANCING ACTIVITIES:
         Proceeds from sale of common stock, net of costs                 -          1,315,000
         Proceeds from convertible debt                                   -            500,000
         Proceeds from related parties advances                     154,885                  -
                                                                ------------       ------------
         NET CASH, PROVIDED (USED) IN FINANCING ACTIVITIES          154,885          1,815,000
         Net (decrease) increase in cash and equivalents            (32,109)            (2,710)
Cash and equivalents at beginning of period                             822              3,532
                                                                ------------       ------------
CASH AND EQUIVALENTS (OVERDRAFT) AT END OF PERIOD               $   (31,287)       $       822
                                                                ============       ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid during the period for interest                        $         -        $         -
Cash paid during the period for taxes                                     -                  -
Common stock issued in exchange for debt                            153,000                  -
Common stock issued for services                                    357,650          1,782,000
Acquisition:
         Assets acquired                                             72,000        $    80,001
         Accumulated deficit                                              -                  -
         Liabilities assumed                                              -                  -
         Common stock issued                                        (72,000)                 -
                                                                ------------       ------------

         Net cash paid for acquisition                          $         -        $    80,001
                                                                ============       ============

                  See accompanying notes to consolidated financial statements

                                              F-7

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

On March 8, 2000, Bentley Communications Corp., a Florida corporation, hereinafter referred to as "Bentley" or "Company", acquired, Kyrenia Acquisition Corp. ("Kyrenia"), an inactive publicly held shell corporation with no significant assets or operations through a reverse acquisition. As a result of the acquisition, there was a change in control of the public entity. The Company has transitioned from a development stage enterprise in prior years to an operating enterprise during the year ended June 30, 2000.

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

Advertising
-----------

The Company follows a policy of charging the costs of advertising to expenses incurred. For the years ended June 30, 2001 and 2000, advertising costs were $ 11,743 and $ 6,856, respectively.

Property and Equipment
----------------------

For financial statement purposes, property and equipment are depreciated using the straight-line method over their estimated useful lives (three years for computer equipment and five years for furniture, fixtures and equipment). The straight-line method of depreciation is also used for tax purposes.

Marketable Securities
---------------------

Marketable securities consisted primarily of corporate equity securities. The Company's marketable securities were considered to be "available for sale" and accordingly, were carried on the balance sheet at fair market value, which approximated cost. For the period ended June 30, 2001, it was determined that an other than temporary decline in value occurred and the decrease in value was recognized.

Goodwill
--------

Goodwill is recorded at the excess of the purchase price over the fair market value of the underlining assets purchased. The resulting cost of the goodwill will be amortized on a straight-line basis over its estimated economic life of three years. If it became probable the projected future undiscounted cash flows of the acquired assets were less than the carrying value of the goodwill, the Company would recognize an impairment loss in accordance with the provisions of Statements of Financial Standards No. 121.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Impairment of Long-Lived Assets
-------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 121 (SFAS 121). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS 121 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly actual results could differ from those estimates.

Research and Development
------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. Total expenditures on research and product development for the years ended June 30, 2001 and 2000 were $ 0 and $ 77,500, respectively.

Fair Value of Financial Instruments
-----------------------------------

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value due to the relatively short maturity of these instruments.

CONCENTRATIONS OF CREDIT RISK
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the state of California and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowances for doubtful accounts were $ 0 at June 30, 2001 and 2000, respectively.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

STOCK BASED COMPENSATION

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $ 1,545,390 during the year ended June 30, 2001 and $ 3,371,221 during the year ended June 30, 2000. The Company's current liabilities exceeded its current assets by $ 830,702 as of June 30, 2001.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

Segment Information
-------------------

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") in the year ended June 30, 1999. SAFAS establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements
-----------------------------

The Company adopted Statement of Financial Accounting Standards No. 132, Employers' Disclosures about Pension and Other Post Employment Benefits ("SFAS 132") in the year ended June 30, 2000. SFAS 132 establishes disclosure requirements regarding pension and post employment obligations. SFAS 132 does not affect the Company as of June 30, 2000.

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

The Company adopted Statement of Financial Standards No. 133, Accounting for Derivative Instruments and for Hedging Activities ("SFAS 133") in the year ended June 30, 2000. SFAS 133 requires that certain derivative instruments be recognized in balance sheets at fair value and for changes in fair value to be recognized in operations. Additional guidance is also provided to determine when hedge accounting treatment is appropriate whereby hedging gains and losses are offset by losses and gains related directly to the hedged item. SFAS 133's impact on the Company's consolidated financial statements is not expected to be material, as the Company has not historically used derivative and hedge instruments.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 (" SAB 101"), Revenue Recognition in Financial Statements, which will become effective December 31, 2000. The Company does not expect the standard to have a material effect on its results.

In March 2000, the Financial Accounting Standards Board issued interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB No. 25 for (a) the definition of employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequences of various modifications to previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 2, 2000 but certain conclusions cover specific events that occur after either December 15, 1998 or January 12, 2000. The adoption of FIN 44 did not have an affect on the Company's financial statements but may impact the accounting for grants or awards in future periods

In June, 2000, Statement of Position No. 00-2, Accounting for Producers or Distributors of Films, was issued, which replaces SFAS no. 53, Financial Reporting by Producers and Distributors of Motion Picture Films. The accounting standard establishes new accounting standards for producers and distributors of films, including changes in revenue recognition and accounting for advertising, development and overhead costs. This pronouncement is effective for fiscal years beginning after December 15, 2000, but earlier application is acceptable. The Company believes that it is already in substantial compliance with the accounting requirements as set forth in this new pronouncement, and therefore believes that adoption will not have a material effect on financial condition or operating results.

NOTE B - ACQUISITIONS

On March 8, 2000, the Company acquired, in exchange for 10,000 shares of the Company's common stock valued at $7,500 and cash consideration of $ 225,000, Kyrenia Acquisition Corp. ("Kyrenia"), an inactive publicly held shell corporation with no significant assets or operations through a reverse acquisition. As a result of the acquisition, there was a change in control of the public entity.

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

In accordance with Statement of Position 98-5, the Company expensed, as organization costs, the year ended June 30, 2000, $ 232,500, which represents the excess of the purchase price of Kyrenia over the net assets acquired. In accordance with APB Opinion 16, the consolidated financial statements include the accounts of Bentley as the acquiring entity and Kyrenia as the wholly owned subsidiary. Significant intercompany transactions have been eliminated in consolidation.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE B - ACQUISITIONS (CONTINUED)

In April 2000, the Company acquired in exchange for $ 80,000 the assets of Twirlme.com, an e-commerce business development website in a transaction accounted for using the purchase method of accounting. The total purchase price and carrying value of the net assets acquired of Twirlme.com were as follows:

          Office equipment and computers                             $  27,500
          Website and related software                                  52,500
          Liabilities assumed                                                -
                                                                     ----------
                                                                     $  80,000
                                                                     ==========

The Company has recorded the carryover basis of the net assets acquired, which did not differ martially from their fair value. The operating results of the business have been included in the Company's consolidated financial statements since the date of purchase. The Company expensed in 2000 $52,500 which represents the cost of the website and related software.

NOTE C - INVESTMENTS

The Company holds an investment in the stock of Bethel Holdings, Inc. (formerly QuadXSports.com, Inc.), which was recorded at its historical cost of $ 80,000. During the year ended June 30, 2001, the Company determined the fair market value of this investment was less than its carrying value and that the decline in value was other than temporary. Accordingly, the investment was written down to its fair market value of $5,600 to reflect that decline and a loss of $74,400 was recognized and charged to operations during the year ended June 30, 2001.

NOTE D - CAPITAL STOCK

The Company was incorporated under the laws of the state of Florida in February 1992 under the name of Fogilstone Development, Inc. In January 1997, the Company changed its name to Premier Mining Ventures, Inc. In February 1998, the Company was renamed Pure Air Technology, Inc. In February 1999, the Company changed its name to Startek.com, Inc. In November 1999, the Company was renamed Bentley Communications Corp.

In December 1998, the Company's shareholders approved a one- (1) share for twenty- (20) share reverse stock split. The accompanying financial statements have been restated to give effect for the reverse split.

The Company has authorized 80,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 26,659,724 shares of common stock and no shares of preferred stock outstanding at June 30, 2001.

In 1999, the Company issued a total of 5,532,503 shares of common stock in private placements and exempt offerings to sophisticated investors, primarily in the United States and Canada, in exchange for $ 285,000, net of costs and fees.

In 1999, the Company issued 640,000 shares of common stock to a consultant for services rendered on behalf of the Company. The shares issued to the consultants and employees were based upon the value of the services rendered or the fair value of the Company's common stock during the period the services were rendered.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE D - CAPITAL STOCK  (CONTINUED)

During the year ended June 30, 2000, the Company issued a total of 3,940,000 shares of common stock in private placements and exempt offerings to sophisticated investors, primarily in the United States and Canada, in exchange for $ 1,782,000, net of costs and fees.

During the year ended June 30, 2000, the Company issued 2,833,333 shares of common stock in exchange for $ 500,000 of convertible debt previously advanced to the Company.

During the year ended June 30, 2000, the Company issued 3,825,000 shares of common stock to consultants and employees in exchange for services rendered to the Company. The shares issued were valued at $1,782,000, which represents the fair value of the stock issued, which did differ materially from the value of the services received.

On March 8, 2000 the Company completed an acquisition of Kyrenia Acquisition Corp. (Kyrenia), a Delaware corporation with no material operations (see Note
B). In connection with the acquisition, the Company agreed to issue 10,000 shares of its common stock.

During the year ended June 30, 2001, the Company issued 7,900,000 shares of common stock to non-employees in exchange for consulting and financial advisory services rendered to the Company. The shares issued were valued at $357,650, which represents the fair value of the stock issued, which did differ materially from the value of the services received.

During the year ended June 30, 2001, the Company issued 100,000 shares of stock in connection with the acquisition of the assets of an internet service company. The shares issued were valued at $ 72,000, which represents the fair value of the stock issued, which did differ materially from the value of the assets acquired. Subsequent to the acquisition, the Company determined there would be no cash flows derived from a previously acquired assets and, accordingly, the Company recognized an asset impairment loss of $72,000, the carrying value of the asset, as of June 30, 2001.

During the year ended June 30, 2001, the Company issued 1,888,888 shares of common stock in exchange for $153,000 debts previously incurred by the Company. The Company valued the shares issued at $ .08 per share , which approximated the fair value of the shares at the dates of issuance.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE E - INCOME TAXES

The Company has adopted Financial Accounting Standard number 109, which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $ 5,043,756, which expires through 2021, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $ 1,500,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will be realized. Components of deferred tax assets as of June 30, 2001 are as follows:

Non-Current:
              Net operating loss carry forward   $ 1,500,000
              Valuation allowance                 (1,500,000)
                                                 ------------
              Net deferred tax asset             $         -
                                                 ============

NOTE F - MAJOR CUSTOMERS

Revenue from three (3) major customers approximated $ 142,990 or 100% of sales for the year ended June 30, 2001 and $17,691 in 2000.

NOTE G - COMMITMENTS AND CONTINGENCIES

Lease Commitments
-----------------

The Company leases office space on a month-to-month basis in Los Angeles, California and Vancouver British Columbia for its corporate offices. Rental expense for the years ended June 30, 2001 and 2000 were $ 39,747 and $ 78,919, respectively. The Company vacated its office space in May 2001 and could incur a liability for the remaining term of the lease estimated at about $27,600.

Employment and Consulting Agreements
------------------------------------

The Company has an employment agreement with the Company's President . In addition to salary and benefit provisions, the agreement includes defined commitments should the employee terminate the employment with or without cause. The agreement is for the period from January 1, 2000 through December 31, 2001.

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE G - COMMITMENTS AND CONTINGENCIES (CONTINUED)

License Agreement
-----------------

In March 2000, the Company entered into a non-exclusive license agreement with the owners of certain feature length films to market and distribute the films utilizing the Internet. As consideration the Company paid an advanced royalty of $ 40,000, which was charged to operations. The license agreement expires June 1, 2010.

Litigation
----------

In February 2000, Har Adir, LLC filed a complaint against the Company and it's Chief Executive Officer in Los Angeles Superior Court, County of Los Angeles, California. The complaint alleged breach of contract and sought payment for damages in the amount of $2,000,000, plus costs and fees. During the course of the litigation, the Complaint, as amended, was subject to a motion for dismissal and the case is currently awaiting the Court's signature on the judgment of dismissal. On the Company's Cross-Complaint, pursuant to mediation, the case has been resolved pursuant to a Stipulated Judgment for $25,000 plus other considerations Once the judgment on the dismissal of the Complaint, as amended, has become final, the Company as well as the President intend to file a malicious prosecution action against Har Adir's legal counsel. The Company believes that the outcome of the litigation will not in any event have a material adverse effect on the Company' consolidated financial position or results of operations.

In May 2000, Access America Financial Corp. filed a complaint against the Company in the Circuit Court Dade County, Florida. The complaint alleges breach of contract and seeks payment for damages of $ 450,000 in treble damages, costs and attorneys fees. The Company believes that it has meritorious defenses to the Plaintiff's claims and intends to vigorously defend itself against the complaint. The Company believes that the outcome of the litigation will not in any event have a material adverse effect on the Company' consolidated financial position or results of operations. The case is scheduled for trial in January 2002.

In September 2000, a former employee filed a complaint against the Company and its President in Los Angeles Superior Court, County of Los Angeles, California. The complaint alleged wrongful termination and sexual harassment. The case was settled in July 2001, in favor of the Plaintiff in the amount of $55,000, which is to be paid to the Plaintiff and her attorney by October 2001.

The Company is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE H - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                         2001           2000
                                                         ----           ----
     Net loss available for common shareholders     $ (1,545,390)   $(3,371,221)
     Basic and fully diluted loss per share         $     ( 0.06)   $     (0.39)
                                                    =============   ============
     Weighted average common shares outstanding       25,014,656      8,655,178


Net loss per share is based upon the weighted average of shares of common stock outstanding. In December 1998, a one (1) for twenty (20) reverse stock split of the Company's common stock was effected (See Note D). Accordingly, all historical weighted average share and per share amounts have been restated to reflect the reverse stock split.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE I - RELATED PARTY TRANSACTIONS

The Company's officers, significant shareholders and entities controlled by members of the family of the Company's President have periodically advanced funds to the Company for working capital purposes. The amount of the advances at June 30, 2001 and 2000 are $ 164,685 and $ 14,800, respectively. No formal agreements or repayment terms exist.

The Company has periodically advanced funds to an entity that is controlled by the President of the Company. The advances to the entity as of June 30, 2001 and 2000, were $ -0- and $ 38,379, respectively. No formal agreements or repayment terms exist.

During the year ended June 30, 2001 the Company rendered management services to an entity whose President is also the Company's President. Revenues recognized from these services were $226,000, of which $126,000 has been deferred at June 30, 2001.

During the year ended June 30, 2001, a significant shareholder and advisor to the Company advanced $5,000 to the Company in the form of a non-interest bearing demand note.

NOTE J - STOCK OPTIONS AND WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to key employees of the Company.

                                        Number                           Number of
                                       of shares    Exercise Price   Shares Exercisable
                                       ---------    --------------   ------------------
Outstanding at June 30, 1999                   -     $        -                    -
                                                                          ===========
Granted                                2,000,000           2.00                    -
Exercised-                                     -              -                    -
Cancelled                                      -              -                    -
                                      -----------    -----------                   -
Outstanding at June 30, 2000           2,000,000           2.00                    -
                                      ===========    ===========          ===========
Granted                                        -              -              500,000
Exercised                                      -              -                    -
Cancelled                                      -              -                    -
                                      -----------    -----------          -----------
Outstanding at June 30, 2001           2,000,000     $     2.00              500,000
                                      ===========                         ===========

For disclosure purposes the fair value of each stock option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for stock options granted during the years ended June 30, 2001 and 2000, respectively: annual dividends of $0.00 for both years, expected volatility of 50%, risk free interest rate of 6.0% an expected life of two years for all grants. The weighted-average fair values of the stock options granted during the years ended June 30, 2001 and 2000 were $.06 and $.03, respectively.

If the Company recognized compensation cost for the employee stock option plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $ (1,545,390) and $ (0.06) in 2001 and $(3,371,221)
and $(0.39) in 2000, respectively.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2001 AND 2000


NOTE K - SUBSEQUENT EVENTS

Subsequent to the date of the Company's financial statements, the Company's Board of Directors adopted a 2001 Non-Qualified Stock Plan ("Plan"). The Plan is intended to allow the Company to pay non-employee Directors and consultants shares of the Company's common stock for the services provided to the Company. The Plan provides for the reservation of 7,000,000 shares of the Company's common stock for issuance upon the exercise of the options granted under the Plan. The number of shares of common stock reserved for the grant of options and the number of shares granted under the Plan are subject to adjustment to give effect to any stock splits, dividends, or other relevant changes in capitalization of the Company. The exercise price for such options shall be between $.20 and $1.00 per share, expiring in December 2005 and vest at the date of the award.

NOTE L - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 2001 and 2000, the Company incurred losses from operations of $1,545,390 and $3,371,221, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

In order to improve the Company's liquidity, the Company is actively pursing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

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

Exhibit
Number            Description of Document
------            -----------------------

3.1 (a)           Articles of Incorporation of the Registrant

3.2 (a)           By-laws of the Registrant

10.1 (b) Agreement dated July 14, 2000, between Bentley Communications Corp. and Nutek Inc. regarding the purchase of BuyNetPlaza

10.2 (b) Agreement in Principal dated August 4, 2000, between Bentley Communications Corp. and GenWorld Company Ltd. of Taiwan.

10.3 (b) Agreement dated August 24, 2000, between Bentley Communications Corp. and Athletic Role Model Educational Institute.

10.4 (b) Letter of Intent dated September 7, 2000, between Bentley Communications Corp. and Gen Ni Trading Co., Limited.

10.5 (b) Letter of Intent dated September 14, 2000, between Bentley Communications Corp. and Flynn Robinson.

10.6 (b) Letter of Intend dated September 15, 2000, between Bentley Communications Corp. and Spencer Haywood.

10.7 (b) Agreement in Principal dated September 28, 2000, between Bentley Communications Corp. and Dragon Apparel International Co.

10.8 (c) License Agreement between the Company and Omni Short Film Distribution dated February 27, 2001.

99.1 April 11, 2001 Press Release: Bentley Communications Secures $10,000,000 Commitment in Staged Equity Funding

99.2 April 26, 2001 Press Release: Bentley to Host NBA Players China Tournament, Annual Convention in the Bahamas and Several Celebrity Pro Golf Tournaments

99.3 May 7, 2001 Press Release: Bentley to Host Tennessee State University Hall of Fame Athletes Website

99.4 May 14, 2001 Press Release: Bentley to Acquire Cutting Edge DVD Leader - BroadcastDVD.

99.5              May 25, 2001 Press Release: Bentley Withdraws from NBRPA
                  Sponsorship

99.6 June 1, 2001 Press Release: Bentley to Reposition Itself with Broadcast DVD Deal.

--------------

(a)      Previously filed as an exhibit to the Company's Form 10-QSB dated June
         1, 2000

(b) Previously filed as an exhibit to the Company's Form 10-QSB dated November 9, 2000

(c)      Previously filed as an exhibit to the Company's Form 10-QSB dated May
         15, 2001

b)       Reports on Form 8-K

During the 12 months ended June 30, 2001, there have been no current reports on Form 8-K filed by the Company.


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:    October 15, 2001                   BENTLEY COMMUNICATIONS CORP.

                                            By:  /s/ Gordon F. Lee
                                            ------------------------------------
                                            Gordon F. Lee
                                            President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon F. Lee                   President                  October 15, 2001
---------------------------
Gordon F. Lee