Form 10QSB
period 2001-09-30
BENTLEY COMMUNICATIONS CORP/DE
filed 2001-11-13
CIK 1091964

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER: 000-27347

                          BENTLEY COMMUNCIATIONS CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                                 58-2534003
------------------------------                               -------------------
  (State or jurisdiction of                                   (I.R.S. Employer
incorporation or organization)                               Identification No.)


Suite 1, 1904 11th Street, Santa Monica, CA                        90404
-------------------------------------------                        -----
(Address of principal executive offices)                         (Zip Code)

                  Registrant's telephone number: (310)-445-2599

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

         As of November 12, 2001, the Registrant had 33,859,724 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  CONDENSED CONSOLIDATED BALANCE SHEET AS OF
                  SEPTEMBER 30, 2001..........................................3

                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                  FOR THE THREE MONTHS ENDED
                  SEPTEMBER 30, 2001 AND 2000.................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTHS ENDED
                  SEPTEMBER 30, 2001 AND 2000.................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS........6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.........................6

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..........................................11

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................12

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................12

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS........................................12

         ITEM 5.  OTHER INFORMATION..........................................12

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................12

SIGNATURE....................................................................13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                          BENTLEY COMMUNICATIONS CORP.
                CONDENSED CONSOLIDATED BALANCE SHEET (UNAUDITED)

                                                                   SEPTEMBER 30,
                                                                       2001
                                                                   ------------
                                     ASSETS
 Current Assets:
          Cash and Equivalents                                     $         -
                                                                   ------------
                       Total Current Assets                                  -

  Property and Equipment-at Cost
       Furniture, Equipment & Leasehold Improvements                     3,500
       Less: Accumulated Depreciation                                   (1,178)
                                                                   ------------
                       Total PPE                                         2,322

  Other Assets
       Investments at Cost                                               5,600
                                                                   ------------
                       Total Other Assets                                5,600

 Total Assets                                                      $     7,922
                                                                   ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
   Cash Disbursed in Excess of Available Funds                     $    14,217
   Unearned Revenue                                                     63,000
   Accounts Payable and Accrued Liabilities                            518,966
   Due Related Parties                                                 192,270
   Other Advances Payable                                               59,400
                                                                   ------------
                       Total Current Liabilities                       847,853

Long Term Debt, Less Current Maturities                                      -

Deficiency in Stockholders' Equity:
Preferred Stock, Par Value, $.001 per share;
  20,000,000 shares authorized;
  none issued at September 30, 2001                                          -

Common Stock, Par Value $.001 per Share:
  80,000,000 shares authorized; 33,059,724 issued
  at September 30, 2001                                                 33,060
Additional Paid-In Capital                                           5,015,690
Accumulated Deficit                                                 (5,888,681)
                                                                   ------------
Deficiency in Stockholders' Equity                                    (839,931)
                                                                   ------------
Total Liabilities and Equity                                       $     7,922
                                                                   ============

             See Accompanying Notes to Unaudited Financial Statement

                          BENTLEY COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)


                                                       THREE MONTHS ENDED
                                                           SEPTEMBER 30
                                                 -------------------------------
                                                      2001              2000
                                                 -------------     -------------

Revenues:
Web Hosting & Consulting Fee                     $     64,740      $     12,875
                                                 -------------     -------------
Total Revenues                                         64,740            12,875

Operating Expenses:
Selling, General and  Administrative                  877,886           380,830
Depreciation and Amortization                             175                 -
                                                 -------------     -------------
Total Operating Expenses                              878,061           380,830
                                                 -------------     -------------
Operating Loss                                       (813,321)         (367,955)
Income Tax (Expense) Benefit                                -                 -
                                                 -------------     -------------
Net (Loss)                                       $   (813,321)     $   (367,955)
                                                 =============     =============

Loss Per Common Share
(Basic and Assuming Dilution)                    $      (0.03)     $      (0.02)

Weighted Average Common                            26,868,420        17,215,891

            See Accompanying Notes to Unaudited Financial Statements

                          BENTLEY COMMUNICATIONS CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             2001        2000
                                                         ----------   ----------

Increase (Decrease) in Cash and Equivalents
Cash Flows from Operating Activities:
      Net Loss for the Period                            $(813,321)   $(367,955)
      Adjustments to Reconcile Net (Loss) to
      Net Cash Provided By Operating Activities:
      Common Stock Issued in Exchange for Investment             -       72,000
      Common Stock Issued for Services Rendered            795,995      105,000
      Depreciation and Amortization                            175       10,579
      (Increase) Decrease in:
      Prepaid Expenses                                           -      (72,000)
      Increase(Decrease) in:
      Accounts Payable and Accrued Expenses, net            15,236      244,976
      Unearned Revenue                                     (63,000)           -
      Cash Disbursed in Excess of Available Funds          (17,070)       6,578
                                                         ----------   ----------

           Net Cash Used in Operating Activities           (81,985)        (822)

Cash Flows from Financing Activities:
      Proceeds from Loans                                   81,985            -
                                                         ----------   ----------
      Net Cash, Provided by Financing Activities            81,985            -

Net Increase (Decrease) in Cash and Equivalents                  -         (822)
Cash and Equivalents at Beginning of Period                      -          822
                                                         ----------   ----------
Cash and Equivalents at End of Period                    $       -    $       -
                                                         ==========   ==========

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the Period for Interest                         -            -
Common Stock Issued for Services                           795,995      105,000
Cash paid during the Period for Taxes                            -            -

            See Accompanying Notes to Unaudited Financial Statements

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's June 30, 2001 Annual Report on Form 10-KSB.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Kyrenia Acquisition Corporation. Significant intercompany transactions have been eliminated in consolidation.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141") and FAS 142, "Goodwill and Other Intangible Assets" ("FAS 142"). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements

In October 2001, the Financial Accounting Standards Board issued FAS 144,"Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144").FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121") and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and accompanying notes included in the Company's Annual Form 10-KSB.

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

During the period covered by this report, the Company has engaged in negotiations with Online Gaming, Ltd. and intends to shift its business focus from B2B product sourcing to casino gaming, sportsbook, horseracing and bingo via the Internet. While the Company decided not to proceed with the acquisition of Online Gaming, Ltd., it did agree to purchase sunrisecitycasino.com as a turnkey website, including necessary licenses, in exchange for 4,000,000 shares of common stock. Moreover, the Company intends to focus on off track betting in California. The Company is prepared to benefit from new legislation in the state of California. Effective January 1, 2002, telephone and Internet betting on horse racing will be legal in California. Bentley is developing the site offtrackbettingonline.com for launch on 1/2/02, in order to capitalize on this new market in the United States. Further, the Company is actively pursuing other opportunities connected to casino gaming, sportsbook, horseracing and bingo via the Internet.

Results of Operations
---------------------

Three Months ended September 30, 2001 and 2000

REVENUES-For the three months ended September 30, 2001 revenues were $64,740 as compared to $12,875 for the same period last year. The increase in revenues which previously consisted of web hosting fees were a result of consulting and website maintenance fees resulting from a one year consulting agreement set to expire at the end of this calendar year.

COSTS AND EXPENSES-General costs and expenses increased from $380,830 for the three months ending September 30, 2000 to $877,886 for the same period ending in 2001. The increase is largely attributable to consulting and professional fees of which approximately $795,995 was paid with common stock of the Company.

Depreciation and amortization expense for the three-month period ending September 30, 2001 was $175 as compared to $ 0 expense for the same period ending in 2000.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2001, the Company had a working capital deficit of $847,853 compared to a deficit of $830,702 at June 30, 2001, an increase in the deficit of $17,151. The increase in working capital deficit was substantially due to the Company's losses from operations. In addition, the Company experienced an increase in accounts payable and accrued expenses of $15,236 at September 30, 2001 as compared to June 30, 2001.

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

The Company generated a cash flow deficit from operations of $81,985 for the three months ended September 30, 2001. Cash flow deficits from operating activities for the three months ended September 30, 2001 is primarily attributable to the Company's net loss from operations of $813,321 adjusted for depreciation and amortization of $175, and common stock issued for services of $795,995.

No cash flows were used in investing activities during the three months ended September 30, 2001.

Cash flow provided from financing activities was $81,985 during the three months ended September 30, 2001. The source of financing during the three months ended September 30, 2001 were from proceeds from related or third party advances whose funds were utilized for working capital.

The Company's independent certified public accountants have stated in their report included in the Company's June 30, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

RISKS AND UNCERTAINTIES.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of September 30, 2001 there were approximately 33,059,724 shares of Common Stock outstanding, of which approximately 8,433,544 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

MANAGEMENT OF GROWTH.

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


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In September 2000, a former employee filed a complaint against the Company and its President in Los Angeles Superior Court, County of Los Angeles, California. The complaint alleged wrongful termination and sexual harassment. The case was settled in July 2001, in favor of the Plaintiff in the amount of $55,000, which is to be paid to the Plaintiff and her attorney.

The Company is also subject to other legal proceedings and claims, which arise, in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The registrant had no sales of unregistered securities during the three month period ended September 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      None.

         (b)      Reports on Form 8-K.

                  On August 10, 2001, Bentley filed a Report on Form 8-K dated July 23, 2001 to announce signing of a letter of understanding for the acquisition and financing of Gaming Online Ltd.

                  On October 10, 2001, Bentley filed a Report on Form 8-K/A dated July 23, 2001 to announce a modification of Bentley's transaction with Gaming Online Ltd.


                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BENTLEY COMMUNICATIONS CORP.


Dated:  November 14, 2001                           By:  /s/   Gordon Lee
                                                        -----------------------
                                                        Gordon Lee, President