Form 10QSB
period 2001-12-31
BENTLEY COMMUNICATIONS CORP/DE
filed 2002-02-15
CIK 1091964

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER: 000-27347


                          BENTLEY COMMUNCIATIONS CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


               Florida                                           58-2534003
               -------                                           ----------
(State or jurisdiction of incorporation                      (I.R.S. Employer
          or organization)                                   Identification No.)


Suite 1, 1904 11th Street, Santa Monica, CA                        90404
-------------------------------------------                        -----
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

         As of December 31, 2001, the Registrant had 50,081,724 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]  No [X].

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

                  CONSOLIDATED BALANCE SHEET AS OF
                     DECEMBER 31, 2001 AND JUNE 30, 2001......................3

                  CONSOLIDATED STATEMENTS OF LOSSES
                     FOR THE THREE AND SIX MONTHS ENDED
                  DECEMBER 31, 2001 AND 2000..................................4

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED
                  DECEMBER 31, 2001 AND 2000..................................5

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS......................8

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS..........................................13

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS..................13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES............................14

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS.....................................14

         ITEM 5.  OTHER INFORMATION..........................................14

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...........................14

SIGNATURE....................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                   BENTLEY COMMUNICATIONS CORP.
                                    CONSOLIDATED BALANCE SHEET

                           ASSETS
                                                                       Unaudited
                                                                        12/31/01       06/30/01
                                                                      ------------   ------------
 Current assets:
      Cash and equivalents                                            $        --    $        --
                                                                      ------------   ------------
 Total current assets                                                          --             --
                                                                      ------------   ------------

 Property & Equipment - at cost
     Furniture, Equipment, & Leasehold Improvements                         3,500          3,500
     Less:  Accumulated Depreciation                                        1,353          1,003
                                                                      ------------   ------------
                                                                            2,147          2,497

 Other Assets
     Investments, at cost                                                   5,600          5,600
     Other Assets                                                          33,000             --
                                                                      ------------   ------------
 Total Other Assets                                                        38,600          5,600

 Total Assets                                                         $    40,747    $     8,097
                                                                      ============   ============

         LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
      Cash Disbursed in Excess of Available Funds                     $    14,181    $    31,287
       Unearned Revenue                                                        --        126,000
      Accounts payable and accrued expenses                               220,167        503,730
      Due Related Parties                                                  59,510        169,685
                                                                      ------------   ------------
                                                                          293,858        830,702

 Deficiency in Stockholders' equity:
      Preferred stock, par value $.001 per share; 20,000,000 shares
authorized; none issued at December 31, 2001 or June 30, 2001                  --             --
      Common stock, par value $.001 per share; 80,000,000 shares authorized; 50,081,724 issued at December 31, 2001 and 26,659,724
issued at June 30, 2001                                                    50,082         26,660
      Additional paid-in-capital                                        6,164,628      4,228,490
      Retained earnings                                                (6,467,821)    (5,077,755)
                                                                      ------------   ------------
                                                                         (253,111)      (822,605)
                                                                      ------------   ------------
                                                                      $    40,747    $     8,097
                                                                      ============   ============

                     See Accompanying Notes to Unaudited Financial Statement

                                                3

                                      BENTLEY COMMUNICATIONS CORP.
                                    CONSOLIDATED STATEMENTS OF LOSSES
                                               (UNAUDITED)

                                          Three Months ended December 31,  Six Months ended December 31,
                                           -----------------------------   -----------------------------
                                               2001            2000            2001            2000
                                           -------------   -------------   -------------   -------------
Revenues:
  Web Hosting & Consulting Fees            $     63,000    $     16,480    $    127,740    $     29,355

Operating expenses:
     Selling, general and administrative        639,570         228,211       1,517,456         609,041
     Depreciation                                   175          21,158             350          21,158
                                           -------------   -------------   -------------   -------------
Operating expense                               639,745         249,369       1,517,806         630,199

Net income before taxes                        (576,745)       (232,889)     (1,390,066)       (600,844)

Provision for income taxes

Net income                                 $   (576,745)   $   (232,889)   $ (1,390,066)   $   (600,844)
                                           =============   =============   =============   =============

Earnings per common share
  (basic and assuming dilution)            $      (0.01)   $      (0.01)   $      (0.04)   $      (0.03)
                                           =============   =============   =============   =============

Weighted average shares outstanding
     Basic                                   39,459,159      19,371,379      33,163,789      18,247,195
     Diluted

                        See Accompanying Notes to Unaudited Financial Statements

                                                   4

                             BENTLEY COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                         Six Months ended December 31,
                                                              2001           2000
                                                          ------------   ------------
Cash flows from operating activities:
     Net income from operating activities                 $(1,390,066)   $  (600,844)
     Adjustments to reconcile net income to net cash:
     Depreciation                                                 350         21,158
         Common stock issued in exchange for investment            --             --
         Common stock issued in exchange for services       1,201,060          7,650
         Common stock issued in exchange for debt             615,000             --
          Change in:
               Prepaid expenses and other assets              (33,000)        43,085
               Accounts payable and accrued expenses         (283,563)       249,825
               Unearned Revenue                              (126,000)            --
               Cash disbursed in excess of available
                 balances                                          --             --
    Stock issued for merger consulting fees                        --             --
                                                          ------------   ------------
    Net cash from operating activities                        (16,219)      (279,126)

Cash flows used in investing activities:
     Purchase of property, plant and equipment                     --             --
                                                          ------------   ------------
     Net cash used in investing activities                         --             --

Cash flows (used in)/provided by financing activities:
     Proceeds from sale of stock, net of costs                     --        394,350
     Proceeds from Common stock issued in advance              75,000             --

     Proceeds from Private Placement                           68,500             --
     Repayment of loans from related parties                 (110,175)            --
     Proceeds from loans from related parties                      --             --
                                                          ------------   ------------
     Net cash used in financing activities                     33,325        394,350

Net increase in cash and cash equivalents                      17,106        115,224

Cash and cash equivalents at July 1                           (31,287)           822
                                                          ------------   ------------

Cash and cash equivalents at December 31                  $   (14,181)   $   116,046
                                                          ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the year for interest                    $        --    $        --
Common Stock Issued for services                            1,201,060          7,650
Common Stock issued in exchange for debt                      615,000             --

               See Accompanying Notes to Unaudited Financial Statements

                                          5

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMEBR 31, 2001
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended December 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's June 30, 2001 Annual Report on Form 10-KSB.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Kyrenia Acquisition Corporation. Significant intercompany transactions have been eliminated in consolidation.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations (FAS 141), and FAS 142, Goodwill and Other Intangible Assets (FAS 142). FAS 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. FAS 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination, whether acquired individually or with a group of other assets, and the accounting and reporting for goodwill and other intangibles subsequent to their acquisition. These standards require all future business combinations to be accounted for using the purchase method of accounting. Goodwill will no longer be amortized but instead will be subject to impairment tests at least annually. The Company is required to adopt FAS 141 and FAS 142 on a prospective basis as of January 1, 2002; however, certain provisions of these new standards may also apply to any acquisitions concluded subsequent to June 30, 2001. As a result of implementing these new standards, the Company will discontinue the amortization of goodwill as of December 31, 2001. The Company does not believe that the adoption of FAS 141 or 142 will have a material impact on its consolidated financial statements.

In October 2001, the Financial Accounting Standards Board issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144). FAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (FAS 121) and related literature and establishes a single accounting model, based on the framework established in FAS 121, for long-lived assets to be disposed of by sale. The Company is required to adopt FAS 144 no later than January 1, 2002. The Company does not believe that the adoption of FAS 144 will have a material impact on its consolidated financial statements.

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

Results of Operations
---------------------

Three Months ended December 31, 2001 and 2000

REVENUES-For the three months ended December 31, 2001 revenues were $63,000 as compared to $16,480 for the same period last year. The increase in revenues which previously consisted of web hosting fees were a result of consulting and website maintenance fees resulting from a one year consulting agreement that expired at December 31, 2001.

COSTS AND EXPENSES-General costs and expenses increased from $228,211 for the three months ending December 31, 2000 to $639,570 for the same period ending in 2001. The increase is largely attributable to consulting and professional fees of which approximately $481,600 was paid with common stock of the Company.

Depreciation and amortization expense for the three month period ending December 31, 2001 was $175 as compared to $21,158 for the same period ending in 2000. The decrease in depreciation and amortization expense is a result of the reduction in assets in 2001.

Six Months ended December 31, 2001 and 2000

REVENUES-For the six months ended December 31, 2001 revenues were $127,740 as compared to $29,355 for the same period last year. The increase in revenues which previously consisted of web hosting fees were a result of consulting and website maintenance fees resulting from a one year consulting agreement that expired at December 31, 2001.

COSTS AND EXPENSES-General costs and expenses increased from $609,041 for the six months ending December 31, 2000 to $1,517,456 for the same period ending in 2001. The increase is largely attributable to consulting and professional fees of which approximately $1,201,060 was paid with common stock of the Company.

Depreciation and amortization expense for the six month period ending December 31, 2001 was $350 as compared to $21,158 for the same period ending in 2000. The decrease in depreciation and amortization expense is a result of the reduction in assets in 2001.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2001, the Company had a working capital deficit of $ 293,858 compared to a deficit of $830,702 at June 30, 2001, a decrease in the deficit of $536,844. The decrease in working capital deficit was due a slight decrease in accounts payable and accrued expenses of $283,563, a decrease of $126,000 in Customer Deposits, and a reduction of $110,175 in Related Party Payables at December 31, 2001 as compared to June 30, 2001.

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

The Company generated a cash flow deficit from operations of $16,219 for the six months ended December 31, 2001. Cash flow deficits from operating activities for the six months ended December 31, 2001 is primarily attributable to the Company's net loss from operations of $1,390,066 adjusted for depreciation and amortization of $350, common stock issued for services of $1,201,060, and, common stock issued in exchange for debt of $615,000.

No cash flows were used in investing activities during the six months ended December 31, 2001.

Cash flow provided from financing activities was $33,325 during the six months ended December 31, 2001. The source of financing during the six months ended December 31, 2001 were from proceeds from related or third party advances whose funds were utilized for working capital, private placements and notes.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

RISKS AND UNCERTAINTIES

The Company has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that the Company has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to the Company's stock..

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of December 31, 2001 there were approximately 50,081,724 shares of Common Stock outstanding, of which approximately 8,433,544 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

In May 2000, Access America Financial Corp. filed a complaint against the Company in the Circuit Court Dade County, Florida. The complaint alleges breach of contract and seeks payment for damages of $450,000 in treble damages, costs and attorneys fees.

The Company resolved this litigation by delivering 500,000 shares of its common stock to Plaintiff.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES.

During November 2001, the Company sold 400,000 shares of its common stock in a private transaction to Mr. Jeff Beaver for cash consideration of $28,000. The transaction was exempt from registration under the Securities Act based upon
Section 4(2) that provides an exemption from registration for "transactions by the issuer not involving any public offering." The shares were issued with a Rule 144 legend.

In November 2001, the Company resolved certain litigation with Access America Financial Corp. by delivering 500,000 shares of its common stock to the Plaintiff. The transaction was exempt from registration under the Securities Act based upon Section 4(2) that provides an exemption from registration for "transactions by the issuer not involving any public offering." The shares were issued with a Rule 144 legend.

In November 2001, the Company exchanged $615,000 in outstanding indebtedness for 12,300,000 shares of its common stock. The transaction was exempt from registration under the Securities Act based upon Section 4(2) that provides an exemption from registration for "transactions by the issuer not involving any public offering." The shares were issued with a Rule 144 legend.

In November 2001, the Company issued 500,000 shares of its common stock in connection with its efforts to acquire turfclub.com. The transaction was exempt from registration under the Securities Act based upon Section 4(2) that provides an exemption from registration for "transactions by the issuer not involving any public offering." The shares were issued with a Rule 144 legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Company incorporates by reference from its pervious filings the exhibits required by Item 601 of Regulation S-B.

         (b) On October 10, 2001, the Company filed an amended Report on Form 8-K/A that explained the revision to its acquisition of assets from Gaming Online, Inc.

                                    SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   BENTLEY COMMUNICATIONS CORP.



Dated:  February 14, 2002                          By: /s/   Gordon Lee
                                                       -----------------------
                                                       Gordon Lee, President