Form 10QSB/A
period 2001-12-31
BENTLEY COMMUNICATIONS CORP/DE
filed 2002-02-27
CIK 1091964

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                        COMMISSION FILE NUMBER: 000-27347


                          BENTLEY COMMUNCIATIONS CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


          Florida                                              58-2534003
          -------                                              ----------
(State or jurisdiction of                                  (I.R.S. Employer
 incorporation or organization)                             Identification No.)


               Suite 1, 1904 11th Street, Santa Monica, CA      90404
               -------------------------------------------------------
               (Address of principal executive offices)     (Zip Code)

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


                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF
DECEMBER 31, 2001 AND JUNE 30, 2001...........................................3

CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2001 AND 2000....................................................4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
DECEMBER 31, 2001 AND 2000....................................................5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS................................7

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.................................................12

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.........................12

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES...................................13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

ITEM 5.    OTHER INFORMATION.................................................13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K..................................13

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

When used in this Form 10-QSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Bentley Communications Corp. ("Bentley") expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Bentley's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and accompanying notes included in Bentley's Annual Report on Form 10-KSB.

General
-------

Bentley's corporate mission is to provide legalized online gaming in the United States with particular focus on California. With a three-pronged approach to the newly expanded multi billion-dollar gaming industry, Bentley is positioned to capture a large portion of the online gaming market. Bentley in its entirety plans to offer off track betting, casino games and lotto drawings through a private channel of web sites and brick and mortar locations collecting subscribers and cross marketing multiple services multiple times. Under management's plan of operation, Bentley seeks to position itself as a top service provider within legalized online gaming in the United States. Management is focused upon Bentley becoming an online gaming conglomerate within three years.

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

COSTS AND EXPENSES-General costs and expenses increased from $228,211 for the three months ending December 31, 2000 to $639,570 for the same period ending in 2001. The increase is largely attributable to consulting and professional fees of which approximately $481,600 was paid with common stock of Bentley.

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

COSTS AND EXPENSES-General costs and expenses increased from $609,041 for the six months ending December 31, 2000 to $1,517,456 for the same period ending in 2001. The increase is largely attributable to consulting and professional fees of which approximately $1,201,060 was paid with common stock of Bentley.

Depreciation and amortization expense for the six month period ending December 31, 2001 was $350 as compared to $21,158 for the same period ending in 2000. The decrease in depreciation and amortization expense is a result of the reduction in assets in 2001.

Liquidity and Capital Resources
-------------------------------
As of December 31, 2001, Bentley had a working capital deficit of $293,858 compared to a deficit of $830,702 at June 30, 2001, a decrease in the deficit of $536,844. The decrease in working capital deficit was due a slight decrease in accounts payable and accrued expenses of $283,563, a decrease of $126,000 in Customer Deposits, and a reduction of $110,175 in Related Party Payables at December 31, 2001 as compared to June 30, 2001.

While Bentley has raised capital and borrowed funds to meet its current and projected working capital needs, additional financing will be required in order to meet its obligations. Bentley is seeking financing in the form of equity and debt for working capital. There are no assurances Bentley will be successful in raising the funds required.

Bentley has borrowed funds from significant shareholders of Bentley in the past to satisfy certain obligations and anticipates continuing to borrow funds to meet future working capital requirements.

Bentley generated a cash flow deficit from operations of $16,219 for the six months ended December 31, 2001. Cash flow deficits from operating activities for the six months ended December 31, 2001 is primarily attributable to Bentley's net loss from operations of $1,390,066 adjusted for depreciation and amortization of $350, common stock issued for services of $1,201,060, and, common stock issued in exchange for debt of $615,000.

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

The Company's independent certified public accountants have stated in their report included in the Company's June 30, 2001 Form 10-KSB, that the Company has incurred operating losses since its inception, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

The effect of inflation on Bentley's revenue and operating results was not significant. Bentley's operations are in the southwestern United States and there are no seasonal aspects that would have a material effect on Bentley's financial condition or results of operations.

RISKS AND UNCERTAINTIES

Bentley has sought to identify what it believes to be the most significant risks to its business, but cannot predict whether or to what extent any of such risks may be realized nor can there be any assurances that Bentley has identified all possible risks that might arise. Investors should carefully consider all of such risk factors before making an investment decision with respect to Bentley's stock.

LIMITED OPERATING HISTORY; ANTICIPATED LOSSES; UNCERTAINTY OF FUTURE RESULTS.

Bentley has only a limited operating history upon which an evaluation of its operations and its prospects can be based. Bentley's prospects must be evaluated with a view to the risks encountered by a company in an early stage of development, particularly in light of the uncertainties relating to the new and evolving distribution methods with which Bentley intends to operate and the acceptance of Bentley's business model. Bentley will be incurring costs to develop, introduce and enhance its interactive website, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, Bentley's business, results of operations and financial condition will be materially adversely affected. There can be no assurance that Bentley will be able to generate sufficient revenues from the sale of their products. Bentley expects negative cash flow from operations to continue for the next eight quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy Bentley's liquidity requirements, Bentley may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to Bentley's stockholders.

POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

Bentley's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Bentley's control, including: the level of use of the Internet; the demand for high-tech goods; seasonal trends in both Internet use, the level of traffic on Bentley's Internet sites; the amount and timing of capital expenditures and other costs relating to the expansion of Bentley's Internet operations; the introduction of new sites and services by Bentley or its competitors; price competition or pricing changes in the industry; technical difficulties or system downtime; general economic conditions, and economic conditions specific to the Internet and Internet media. Bentley's quarterly results may also be significantly impacted by the impact of the accounting treatment of acquisitions, financing transactions or other matters. Particularly at Bentley's early stage of development, such accounting treatment can have a material impact on the results for any quarter. Due to the foregoing factors, among others, it is likely that Bentley's operating results will fall below the expectations of Bentley or investors in some future quarter.

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

Bentley's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol BTLY. As of December 31, 2001 there were approximately 50,081,724 shares of common stock outstanding, of which approximately 21,033,000 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of Bentley's stock price.

MANAGEMENT OF GROWTH

Bentley expects to experience significant growth in the number of employees and the scope of its operations. In particular, Bentley intends to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. Bentley believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, Bentley expects to experience continued difficulty in filling its needs for qualified sales, engineering, and other personnel.

Bentley's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. Bentley's ability to manage and support its growth effectively will be substantially dependent on its ability to implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Bentley's expansion and the resulting growth in the number of its employees has resulted in increased responsibility for both existing and new management personnel. Bentley is in the process of establishing and upgrading its financial accounting and procedures. There can be no assurance that Bentley will be able to identify, attract, and retain experienced accounting and financial personnel. Bentley's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. There can be no assurance that Bentley will be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on Bentley's business, results of operations, and financial condition.

Bentley's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on Bentley's management and operational resources. If Bentley is unable to manage its expenses effectively, Bentley's business, results of operations, and financial condition will be materially adversely affected.

RISKS ASSOCIATED WITH ACQUISITIONS.

As part of its business strategy, Bentley expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by Bentley will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following: Bentley may be exposed to unknown liabilities of the acquired companies; Bentley may incur acquisition costs and expenses higher than it anticipated; fluctuations in Bentley's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies; Bentley may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses; Bentley's ongoing business may be disrupted and its management's time and attention diverted; Bentley may be unable to integrate successfully.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

In the ordinary course of business, Bentley may be involved in legal proceedings from time to time.

In May 2000, Access America Financial Corp. filed a complaint against Bentley in the Circuit Court Dade County, Florida. The complaint alleges breach of contract and seeks payment for damages of $450,000 in treble damages, costs and attorneys fees. Bentley resolved this litigation by delivering 500,000 shares of its common stock to Plaintiff.

Bentley is also subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, Bentley believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES.

During November 2001, Bentley sold 400,000 shares of its common stock in a private transaction to Mr. Jeff Beaver for cash consideration of $28,000. The transaction was exempt from registration under the Securities Act based upon
Section 4(2) that provides an exemption from registration for "transactions by the issuer not involving any public offering." The shares were issued with a Rule 144 legend.

In November 2001, Bentley resolved certain litigation with Access America Financial Corp. by issuing 400,000 shares of its common stock to the Plaintiff and causing a third party to deliver 100,000 shares to Plaintiff. The issuer transaction was exempt from registration under the Securities Act based upon
Section 4(2) that provides an exemption from registration for "transactions by the issuer not involving any public offering." The 400,000 shares were issued with a Rule 144 legend. The 100,000 shares transferred by the third party did not contain a legend.

In November 2001, Bentley exchanged $615,000 in outstanding indebtedness for 12,300,000 shares of its common stock. The transaction was exempt from registration under the Securities Act based upon Section 4(2) that provides an exemption from registration for "transactions by the issuer not involving any public offering." The shares were issued with a Rule 144 legend.

In November 2001, Bentley issued 500,000 shares of its common stock in connection with its efforts to acquire turfclub.com. The transaction was exempt from registration under the Securities Act based upon Section 4(2) that provides an exemption from registration for "transactions by the issuer not involving any public offering." The shares were issued with a Rule 144 legend.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Bentley incorporates by reference from its pervious filings the exhibits required by Item 601 of Regulation S-B.

         (b) On October 10, 2001, Bentley filed an amended Report on Form 8-K/A that explained the revision to its acquisition of assets from Gaming Online, Inc.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          BENTLEY COMMUNICATIONS CORP.

Dated:    February 26, 2002                             By: /s/ Gordon Lee
          -----------------                             ------------------

                                                        Gordon Lee, President