Form 10QSB
period 2002-03-31
BENTLEY COMMUNICATIONS CORP/DE
filed 2002-05-20
CIK 1091964

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark  One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________


                        COMMISSION FILE NUMBER: 000-27347

                          BENTLEY COMMUNCIATIONS CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Florida                                  58-2534003
--------------------------------------------------------------------------------
(State or jurisdiction of incorporation              (I.R.S. Employer
           or organization)                         Identification No.)


     Suite 1, 1904 11th Street, Santa Monica, CA         90404
--------------------------------------------------------------------------------
      (Address of principal executive offices)         (Zip Code)

                  Registrant's telephone number: (310)-445-2599
                                                 --------------

        Securities registered pursuant to Section 12(b) of the Act: None

    Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                $0.001 Par Value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such
filing requirements for the past 90 days. Yes  X  No    .
                                              ---    ---

         As of March 31, 2002, the Registrant had 60,731,724 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes     No  X .
                                                               ---    ---

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

CONSOLIDATED BALANCE SHEET AS OF
DECEMBER 31, 2001 AND JUNE 30, 2001...........................................3

CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND SIX MONTHS ENDED
DECEMBER 31, 2001 AND 2000....................................................4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
DECEMBER 31, 2001 AND 2000....................................................5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................................6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.................................8

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS...................................................12

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS...........................12

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.....................................13

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13

ITEM 5.   OTHER INFORMATION...................................................13

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K....................................13

SIGNATURE.....................................................................13

ITEM 1.  FINANCAL STATEMENTS.

                          BENTLEY COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                      Unaudited
                                                       3/31/02        06/30/01
                                                     ------------   ------------
 Current assets:
     Cash and equivalents                            $       330    $        --
                                                     ------------   ------------
 Total current assets                                        330             --

 Property & Equipment - at cost
     Furniture, Equipment, & Leasehold Improvements        3,500          3,500
     Less:  Accumulated Depreciation                       1,528          1,003
                                                     ------------   ------------
                                                           1,972          2,497

 Other Assets
     Investments, at cost                                  5,600          5,600
     Other Assets                                             --             --
                                                     ------------   ------------
 Total Other Assets                                        5,600          5,600

 Total Assets                                        $     7,901    $     8,097
                                                     ============   ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
     Cash Disbursed in Excess of Available Funds     $        --    $    31,287
     Unearned Revenue                                         --        126,000
     Accounts payable and accrued expenses               256,668        503,730
     Due Related Parties                                  83,738        169,685
                                                     ------------   ------------
                                                         340,406        830,702


 Deficiency in Stockholders' equity:
     Preferred stock, par value $.001 per share;
        20,000,000 shares authorized; none issued
        at March 31, 2002 or June 30, 2001                    --             --
     Common stock, par value $.001 per share;
        80,000,000 shares authorized; 60,731,724
        issued at March 31, 2002 and 26,659,724
        issued at June 30, 2001                           60,732         26,660
     Additional paid-in-capital                        6,437,478      4,228,490
     Retained earnings                                (6,830,715)    (5,077,755)
                                                     ------------   ------------
                                                        (332,505)      (822,605)
                                                     ------------   ------------
                                                     $     7,901    $     8,097
                                                     ============   ============

             See Accompanying Notes to Unaudited Financial Statement

                                    BENTLEY COMMUNICATIONS CORP.
                                  CONSOLIDATED STATEMENTS OF LOSSES
                                             (UNAUDITED)


                                           Three Months ended March 31,     Nine Months ended March 31,
                                                2002           2001            2002            2001
                                           -------------   -------------   -------------   -------------
Revenues:
     Web Hosting & Consulting Fees         $         --    $     62,965    $    127,740    $     92,320

Operating expenses:
     Selling, general and administrative        362,719         303,220       1,880,175         912,261
     Depreciation                                   175           5,906             525          27,064
                                           -------------   -------------   -------------   -------------
Operating expense                               362,894         309,126       1,880,700         939,325

Net income before taxes                        (362,894)       (246,161)     (1,752,960)       (847,005)

Provision for income taxes

Net income                                 $   (362,894)   $   (246,161)   $ (1,752,960)   $   (847,005)
                                           =============   =============   =============    ============

Earnings per common share                  $      (0.01)   $      (0.01)   $      (0.04)   $      (0.03)
(basic and assuming dilution)              =============   =============   =============    ============

Weighted average shares outstanding
     Basic                                   54,946,724      24,565,342      40,318,768      24,468,302
     Diluted


                      See Accompanying Notes to Unaudited Financial Statements

                                                 4

                               BENTLEY COMMUNICATIONS CORP.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                  Nine Months ended March 31,
                                                                      2002           2001
                                                                  ------------   ------------
Cash flows from operating activities:
     Net income from operating activities                         $(1,752,960)   $  (847,005)
     Adjustments to reconcile net income to net cash:
     Depreciation                                                         525         27,064
         Common stock issued in exchange for investment                    --             --
         Common stock issued in exchange for services               1,384,560          7,650
         Common stock issued in exchange for debt                     715,000             --
         Change in:
               Prepaid expenses and other assets                           --         24,885
               Accounts payable and accrued expenses                 (247,061)       106,540
               Unearned Revenue                                      (126,000)       149,250
               Cash disbursed in excess of available balances         (31,287)            --
               Due Shareholders                                            --         51,025
                                                                  ------------   ------------
     Net cash from operating activities                               (57,223)      (480,592)

Cash flows used in investing activities:
     Purchase of property, plant and equipment                             --         40,731
                                                                  ------------   ------------
     Net cash used in investing activities                                 --         40,731

Cash flows (used in)/provided by financing activities:
     Common Stock Issued in Exchange for Investment                        --         21,214
     Proceeds from sale of stock, net of costs                             --        405,736
     Proceeds from Common stock issued in exchange for advances        75,000        140,000
     Proceeds from Private Placement                                   67,500             --
     Repayment of loans from related parties                         (578,385)            --
     Proceeds from loans from related parties                         492,438             --
                                                                  ------------   ------------
     Net cash used in financing activities                             57,553        566,951

Net increase in cash and cash equivalents                                 330        127,090

Cash and cash equivalents at July 1                                        --            822
                                                                  ------------   ------------

Cash and cash equivalents at March 31                             $       330    $   127,912
                                                                  ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the year for interest                            $        --    $        --
Common Stock Issued for services                                    1,384,560          7,650
Common Stock issued in exchange for debt                              715,000             --
Common Stock issued in exchange for investment                             --         21,214
Common Stock issued in exchange for advances                               --        140,000


                 See Accompanying Notes to Unaudited Financial Statements

                                            5

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2002. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's June 30, 2001 Annual Report on Form 10-KSB.

Basis of Presentation
---------------------

The consolidated financial statements include the accounts of the Company, and its wholly owned subsidiary, Kyrenia Acquisition Corporation. Significant intercompany transactions have been eliminated in consolidation.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144,"Accounting for the Impairment or Disposal of Long-Lived Assets"(SFAS No. 144), in August and October 2001, respectively.

SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interest method. The adoption of SFAS No. 141 had no material impact on the Company's consolidated financial statements.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES


Effective January 1, 2002, the Company adopted SFAS No. 142. Under the new rules, the Company will no longer amortize goodwill and other intangible assets with indefinite lives, but such assets will be subject to periodic testing for impairment. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs to be included in results from operations may be necessary. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements.

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on the Company's consolidated financial statements.

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

Results of Operations
---------------------

Three Months ended March 31, 2002 and 2001

REVENUES-For the three months ended March 31, 2002 there were no revenues as compared to $62,965 for the same period last year. The absence of revenues are a result of a consulting and website maintenance agreement that expired on December 31, 2001.

COSTS AND EXPENSES-General costs and expenses increased from $303,220 for the three months ending March 31, 2001 to $362,719 for the same period ending in 2002. The increase is attributable to consulting and professional fees .

Depreciation and amortization expense for the three month period ending March 31, 2002 was $175 as compared to $5,906 for the same period ending in 2001. The decrease in depreciation and amortization expense is a result of the reduction in assets in 2001.

Nine Months ended March 31, 2002 and 2001

REVENUES-For the nine months ended March 31, 2002 revenues were $127,740 as compared to $92,320 for the same period last year. The increase in revenues which previously consisted of web hosting fees were a result of consulting and website maintenance fees resulting from a one year consulting agreement that expired at December 31, 2001.

COSTS AND EXPENSES-General costs and expenses increased from $912,261 for the nine months ending March 31, 2001 to $1,880,175 for the same period ending in 2002. The increase is largely attributable to consulting and professional fees of which approximately $1,384,560 was paid with common stock of the Company.

Depreciation and amortization expense for the nine month period ending March 31, 2002 was $525 as compared to $27,064 for the same period ending in 2001. The decrease in depreciation and amortization expense is a result of a reduction in assets in 2001.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2002, the Company had a working capital deficit of $ 340,076 compared to a deficit of $830,702 at June 30, 2001, a decrease in the deficit of $ 490,626. The decrease in working capital deficit was primarily due a decrease in accounts payable and accrued expenses of $247,061, a decrease of $126,000 in Customer Deposits, and a reduction of $ 85,947 in Related Party Payables at March 31, 2002 as compared to June 30, 2001.

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

The Company generated a cash flow deficit from operations of $57,223 for the nine months ended March 31, 2002. Cash flow deficits from operating activities for the nine months ended March 31, 2002 is primarily attributable to the Company's net loss from operations of $1,752,960 adjusted for depreciation and amortization of $525, common stock issued for services of $1,384,560, and, common stock issued in exchange for debt of $715,000.

No cash flows were used in investing activities during the nine months ended March 31, 2002.

Cash flow provided from financing activities was $57,553 during the nine months ended March 31, 2002. The source of financing during the nine months ended March 31, 2002 were from proceeds from related or third party advances whose funds were utilized for working capital, private placements and notes.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Bentley is subject to legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, Bentley believes that the final disposition of such matters will not have material adverse effect on its financial position, results of operations or liquidity.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES.

On January 25, 2002, the Company's Board of Directors approved the issuance of 5,000,000 shares of its common stock to Gordon F. Lee in exchange for outstanding indebtedness of $100,000. The transaction was exempt from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

On January 29, 2002, the Company issued 1,000,000 shares of its common stock to an investor in exchange for a $50,000 promissory note. The transaction was exempt from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

On March 2, 2002 the Company issued 2,000,000 shares of its common stock as compensation for services rendered under an Internet Marketing Services Agreement. The transaction was exempt from registration under Section 4(2) of the Securities Act for transactions by an issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

ITEM 5.  OTHER INFORMATION.

         None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Reports on Form 8-K.
         -------------------

         None.

(b)      Exhibits.
         ---------

         Bentley incorporates by reference from its pervious filings the exhibits required by Item 601 of Regulation S-B.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    BENTLEY COMMUNICATIONS CORP.

Dated:  May 20, 2002                                By: /s/ Gordon Lee
                                                        --------------
                                                    Name: Gordon Lee
                                                    Title: President