Form 10QSB/A
period 2002-03-31
BENTLEY COMMUNICATIONS CORP/DE
filed 2002-05-22
CIK 1091964

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

Transitional Small Business Disclosure Format (check one): Yes [ ]      No [X] .

                                TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION

ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEET AS OF
MARCH 31, 2002 AND JUNE 30, 2001...............................................3

CONSOLIDATED STATEMENTS OF LOSSES
FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2002 AND 2001........................................................4

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
MARCH 31, 2002 AND 2001........................................................5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................6

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................8

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS..................................................12

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS..........................12

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES....................................13

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

ITEM 5.    OTHER INFORMATION..................................................13

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K...................................13

SIGNATURE.....................................................................13


ITEM 1.  FINANCAL STATEMENTS.

                                    BENTLEY COMMUNICATIONS CORP.
                                     CONSOLIDATED BALANCE SHEET

                                               ASSETS
                                                                                   Unaudited
                                                                                    3/31/02           06/30/01
                                                                                  ------------      ------------
 Current assets:
      Cash and equivalents                                                        $       330       $         -
                                                                                  ------------      ------------
 Total current assets                                                                     330                 -

 Property & Equipment - at cost
     Furniture, Equipment, & Leasehold Improvements                                     3,500             3,500
     Less:  Accumulated Depreciation                                                    1,528             1,003
                                                                                  ------------      ------------
                                                                                        1,972             2,497
 Other Assets
     Investments, at cost                                                               5,600             5,600
     Other Assets                                                                           -                 -
                                                                                  ------------      ------------
 Total Other Assets                                                                     5,600             5,600

 Total Assets                                                                     $     7,901       $     8,097
                                                                                  ============      ============

                         LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
      Cash Disbursed in Excess of Available Funds                                 $         -       $    31,287
      Unearned Revenue                                                                      -           126,000
      Accounts payable and accrued expenses                                           256,668           503,730
      Due Related Parties                                                              83,738           169,685
                                                                                  ------------      ------------
                                                                                      340,406           830,702

 Deficiency in Stockholders' equity:
      Preferred stock, par value $.001 per share; 20,000,000 shares
authorized; none issued at March 31, 2002 or June 30, 2001                                  -                 -

      Common stock, par value $.001 per share; 80,000,000 shares authorized;
60,731,724 issued at March 31, 2002 and 26,659,724 issued
at June 30, 2001                                                                       60,732            26,660
      Additional paid-in-capital                                                    6,437,478         4,228,490
      Retained earnings                                                            (6,830,715)       (5,077,755)
                                                                                  ------------      ------------
                                                                                     (332,505)         (822,605)
                                                                                  ------------      ------------
                                                                                  $     7,901       $     8,097
                                                                                  ============      ============

                       See Accompanying Notes to Unaudited Financial Statement

                                         BENTLEY COMMUNICATIONS CORP.
                                       CONSOLIDATED STATEMENTS OF LOSSES
                                                  (UNAUDITED)

                                                Three Months ended March 31,            Nine Months ended March 31,
                                                  2002                2001                2002               2001
                                                  ----                ----                ----               ----
Revenues:
  Web Hosting & Consulting Fees               $          -       $     62,965       $    127,740       $     92,320

Operating expenses:
     Selling, general and administrative           362,719            303,220          1,880,175            912,261
     Depreciation                                      175              5,906                525             27,064
                                              -------------      -------------      -------------      -------------
Operating expense                                  362,894            309,126          1,880,700            939,325

Net income before taxes                           (362,894)          (246,161)        (1,752,960)          (847,005)

Provision for income taxes

Net income                                    $   (362,894)      $   (246,161)      $ (1,752,960)      $   (847,005)
                                              =============      =============      =============      =============

Earnings per common share                     $      (0.01)      $      (0.01)      $      (0.04)      $      (0.03)
                                              =============      =============      =============      =============
(basic and assuming dilution)

Weighted average shares outstanding

     Basic                                      54,946,724         24,565,342         40,318,768         24,468,302
     Diluted


                           See Accompanying Notes to Unaudited Financial Statements


                                    BENTLEY COMMUNICATIONS CORP.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                       Nine Months ended March 31,
                                                                        2002               2001
                                                                        ----               ----
Cash flows from operating activities:
     Net income from operating activities                             $(1,752,960)      $  (847,005)
     Adjustments to reconcile net income to net cash:
     Depreciation                                                             525            27,064
         Common stock issued in exchange for investment                         -
         Common stock issued in exchange for services                   1,384,560             7,650
         Common stock issued in exchange for debt                         715,000                 -
          Change in:
               Prepaid expenses and other assets                                -            24,885
               Accounts payable and accrued expenses                     (247,061)          106,540
               Unearned Revenue                                          (126,000)          149,250
               Cash disbursed in excess of available balances             (31,287)                -
               Due Shareholders                                                 -            51,025
                                                                      ------------      ------------
    Net cash from operating activities                                    (57,223)         (480,592)

Cash flows used in investing activities:
     Purchase of property, plant and equipment                                  -            40,731
                                                                      ------------      ------------
     Net cash used in investing activities                                      -            40,731

Cash flows (used in)/provided by financing activities:
     Common Stock Issued in Exchange for Investment                             -            21,214
     Proceeds from sale of stock, net of costs                                  -           405,736
     Proceeds from Common stock issued in exchange for advances`           75,000           140,000
     Proceeds from Private Placement                                       68,500                 -
     Repayment of loans from related parties                             (578,385)                -
     Proceeds from loans from related parties                             492,438                 -
                                                                      ------------      ------------
     Net cash used in financing activities                                 57,553           566,951

Net increase in cash and cash equivalents                                     330           127,090

Cash and cash equivalents at July 1                                             -               822
                                                                      ------------      ------------

Cash and cash equivalents at March 31                                 $       330       $   127,912
                                                                      ============      ============

Supplemental Disclosures of Cash Flow Information:
Cash Paid During the year for interest                                $         -            $    -
Common Stock Issued for services                                        1,384,560             7,650
Common Stock issued in exchange for debt                                  715,000                 -
Common Stock issued in exchange for investment                                  -            21,214
Common Stock issued in exchange for advances                                    -           140,000


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

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southwestern United States, primarily in California and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountants have stated in their report included in the Company's June 30, 2001 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise some doubt about the Company's ability to continue as a going concern.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

Bentley's common stock is currently quoted on the NASD OTC Electronic Bulletin Board under the ticker symbol BTLY. As of March 31, 2001 there were approximately 60,731,724 shares of common stock outstanding, of which approximately 24,802,877 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of Bentley's stock price.

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

                                                    BENTLEY COMMUNICATIONS CORP.


Dated:  May 21, 2002                                By: /s/ Gordon Lee
                                                        --------------
                                                    Name: Gordon Lee
                                                    Title: President