Form 10KSB
period 2002-06-30
BENTLEY COMMUNICATIONS CORP/DE
filed 2002-10-03
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                FOR JUNE 30, 2002

                        Commission file number: 000-27347

                          BENTLEY COMMUNICATIONS CORP.
        (Exact name of small business issuer as specified in its charter)

             Florida                                      58-2534003
  (State or other jurisdiction                 (IRS Employee Identification No.)
of incorporation or organization)

                               11301 Olympic Blvd.
                                    Suite 680
                              Los Angeles, CA 90064
                    (Address of principal executive offices)

         Issuer's telephone number, including area code: (310) 445-2599

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]             No  [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

---

State issuer's revenues for its most recent fiscal year.                $127,740

Aggregate market value of the voting stock held by non-affiliates of the registrant as of September 23, 2002. $9,226,538
                                     ----------

Number of outstanding shares of the registrant's par value $.0001 common stock, as of September 23, 2002. 153,331,724
                          -----------

                          BENTLEY COMMUNICATIONS CORP.
                                   FORM 10-KSB
                                      INDEX


                                                                            Page
                                                                            ----
                                     Part I

Item 1.       Business........................................................ 3

Item 2.       Description of Property......................................... 7

Item 3.       Legal Proceedings............................................... 7

Item 4.       Submission of Matters to a Vote of Security Holders............. 7

                                     Part II

Item 5.       Market for Registrant's Common Equity and Related Stockholder
              Matters......................................................... 8

Item 6.       Management's Discussion and Analysis ........................... 8

Item 7.       Financial Statements and Supplementary Data.....................12

Item 8.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure.............................12

                                    Part III

Item 9.       Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act.    ..........12

Item 10.      Executive Compensation..........................................14


Item 11.      Security Ownership of Certain Beneficial Owners and Management..15

Item 12.      Certain Relationships and Related Transactions..................15

Item 13.      Exhibits and Reports on Form 8-K................................15

Signatures....................................................................32

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

HISTORY OF COMPANY

Bentley Communications Corp. was incorporated under the laws of the State of Florida on February 28, 1992 under the name Fogilstone Development, Inc. On January 28, 1997, the company changed its name to Premier Mining Ventures, Inc. On February 28, 1998, the company changed its name to Pure Air Technology. On February 22, 1999, the company changed its name to Startek.com, Inc. On November 29, 1999, the company changed its name to Bentley Communications Corp. On July 14, 2000, Bentley purchased 100% of the assets of twirlme.com, Inc., a Nevada corporation, with offices in San Francisco, CA for $80,000.

Bentley's initial operations focused on creating an international business to business (B2B) and wholesale sourcing network. This included e-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-U.S. based companies, initially in Asia and the Pacific Rim. In connection with these operations, the company created buynetonline.com, an interactive shopping, supply, and gateway resource on the Internet and purchased buynetplaza.com, a fully functioning E-commerce internet website with an existing customer base and hundreds of sourced products. These operations were abandoned in 2001.

For most of fiscal 2002, Bentley's business plan was to provide legalized online gaming in the United States with particular emphasis on California. Due to the enormous legal and political hurdles experienced in the online gaming industry, Bentley reorganized the company's plan. During recent months, Bentley has redirected its business to discontinue pursuit of slowly developing e-commerce markets such as gaming, and focus its resources on areas of the e-commerce market that offer more immediate growth opportunities.

Bentley's business plan is to provide online payment services, such as its trademarked ATM@HOME, to e-commerce retailers and service providers. Initially, Bentley will provide this service to customers of online brokerage firms. Future operations will include issuance of co-branded debit cards for brokers' clients, which can be tied to the ATM@HOME system for use at other Web sites.

BUSINESS

CORPORATE OVERVIEW

Bentley's structure and major subsidiaries are as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

BENTLEY COMMUNICATIONS CORP.
(Florida, USA)

Twirlme.com Inc.
(100% owned)
(Nevada, USA)

Legends Surfboards Inc.
(100% owned)
(Nevada, USA)

Omnibomb Corp.
(100% owned)
(Nevada, USA)

Kyrenia Acq. Corp.
(100% owned)
(Nevada, USA)

The company incorporated Legend Surfboards Inc. on May 19, 2000, and Omnibomb Corp. on April 24, 2000. At June 30, 2002 all subsidiaries were non-operational.

GENERAL OPERATIONS

During most of fiscal 2002, Bentley engaged in casino gaming, sportsbook, horseracing and bingo via the Internet. Moreover, Bentley focused on off track betting in California. Bentley developed the site offtrackbettingonline.com and negotiated to purchase sunrisecitycasino.com, a gaming website. Further, Bentley developed a software, called BeverlyHillsPokerClub.com, which enabled a player to play on-demand casino games, horseracing and sports betting in "real time". However, due to the enormous legal and political hurdles experienced in the online gaming industry, Bentley reorganized the company's plan to discontinue pursuit of e-commerce gaming, and focus its resources on e-commerce payment services.

Recently, Bentley has focused on providing a service to allow consumers to make Internet payments, via an ATM/Debit card from home or office, for online trading of securities. With Bentley's system ATM@Home(TM) in place, the brokerage client's funds will be immediately available for opening an account, trading or any other capital related brokerage transactions. Bentley's ATM@HOME service will enable online brokers to accept real-time ATM card payments initiated from their clients' home or office PCs. This service may eliminate the need for expensive and cumbersome payment methods such as wire transfers or overnight delivery of certified checks, making payment more convenient for their clients. Further, all money movement to and from the client's account is handled solely by the client, lessening the involvement by the broker.

This service is safer and more secure for the consumer, as well as less costly for the merchant, as it allows payment information to securely bypass the retailer, who, therefore, does not gain access to the customer's PIN number.

THE PRODUCT

The ATM/Debit card with PIN transactions for use via the Internet operates as follows. First, funds move directly from bank-to-bank via the Internet utilizing a personal or portable computer. The ATM/Debit system is accessed by swiping an ATM/Debit card in the encryption pad connected to the user/merchant's computer or by simply entering the card information with PIN over a secure line provider without the need for an additional computer add-on device. The system handles the transaction between the client and firm's depository. This system allows investors to fund their brokerage accounts, at their immediate convenience, directly from their desktop. This may be done from any location with Internet access.

The transaction is initiated when the client clicks the button located on the brokerage firm's web site, swipes an ATM/Debit card, then enters their personal bank-assigned PIN. Bentley's transaction fee is debited during the transaction process. Further, Bentley will charge a modest flat fee to their brokerage clients to affect ATM/Debit with PIN transactions.

This is a service that allows virtually instantaneous credit to the client's new or existing brokerage account, thus enabling the client to immediately purchase securities. Conversely, the clearing corporation, a brokerage firm that accepts delivery of securities and monies, is able to instantly transfer funds to their correspondent broker's bank accounts and broker's client money market accounts. It is expected that this system will ultimately cut costs, by streamlining brokerage "back office" procedures. Ideally, the system will reduce check volume, and in turn reduce the number of "holds" on checks, as well as checks returned for insufficient funds.

BUSINESS STRATEGY

Bentley has changed its business strategy from Internet-based retailing and wholesaling and Internet gaming, to focus on providing Internet payment services to brokerage customers via its trademarked service, ATM@HOME(TM). Bentley is negotiating online brokerage and clearing firm agreements to further its business plan. Initially, Bentley will focus on marketing its service to small to mid-sized online broker dealers. If it is successful in this arena, Bentley plans to pursue other avenues for additional revenue for the company in areas requiring real-time debit and credit between home offices and their agents regardless of their location, such as the insurance industry and other online retailers.

Bentley plans to continue to actively seek acquisitions and partnerships and anticipates continued growth and diversification in product offerings for the foreseeable future.

Over the last two years, Bentley spent $510,000 on research and development activities.

SALES AND MARKETING

Markets for the ATM@HOME(TM) service include:

o        Online brokerage and clearing firms;
o        Insurance companies; and
o        Online retailers.

The ATM@HOME(TM) service will aid these markets by:

o        Allowing the use of ATM cards over the Internet;
o Allowing payment on a more secure basis than what is currently available; and
o Allowing payment information to securely bypass the retailer, who does not have access to customer PIN numbers.

COMPETITION

At present, there are no competitors for the ATM@Home service. However, there are some large brokers with their own banking affiliates that may provide these services in the future, and therefore, develop a service similar to Bentley.

EMPLOYEES

As of June 30, 2002, Bentley had one employee but has retained the management services of outside consultants for administration and other general office management duties.

OTHER MATTERS

Bentley is in the process of applying for a trademark on the ATM@Home name.

In June 2002, Bentley acquired 100% of Gibraltar Clearing, Inc.'s proprietary routing, which allows Bentley the capability to directly handle brokerage transaction services for the online securities industry. In exchange for this technology, Bentley agreed to issue 20,000,000 shares to Gilbraltar and 30,000,000 shares to Guardian Financial against a note, cash and services totaling $300,000. An additional finance package has been procured that will allow Bentley the right to repurchase its shares at a later date and at a predetermined price. This routing system allows Bentley to immediately expedite implementation of Instant Cash Payments made by an ATM/Debit card from home or office, to or from an online brokerage account. With this system in place, the brokers clients' funds are immediately available for opening accounts, trading or any other capital-related brokerage transactions. In connection with this transaction, Bentley appointed Lori Serafino, J.D., as V.P. of Finance.

SUBSEQUENT EVENTS

On July 1, 2002, Lori Serafino was appointed to the board of directors of Bentley.

In July 2002, Bentley reached an agreement with Kryptosima LLC, a company launched in January 2000 to develop new Internet payment methods, to use its services and technologies in support of Bentley's ATM@HOME service. Under the agreement, Bentley and Kryptosima will work together in a strategic alliance to offer these services to the online brokerage community. The ATM@HOME(TM) system incorporates Kryptosima's payENKRYPT(TM) technology, the first system designed to enable ATM card transactions over the Internet. Kryptosima has a patent pending on this system. Using this system, a brokerage client will be able to instantly fund client's brokerage accounts via the Internet.

Bentley is now proceeding with implementation of a consumer acceptance trial with World Trade Financial Corporation, an established, registered NASD and SIPC member, on-line brokerage firm serving retail customer accounts. In this trial, World Trade will use Bentley's ATM/Debit w/PIN to fund its client's brokerage accounts via the Internet. World Trade has agreed to choose up to 50 of their clients for participation in the consumer acceptance test market. World Trade's clients consist of international and domestic individuals and institutions/corporations. This program is anticipated to create an additional revenue stream for brokerage houses via the sharing of transaction fees with Bentley every time Bentley's debit card is used. With Bentley's system in place, the brokerage clients' funds will be immediately available for opening accounts, trading, or any other capital-related brokerage transactions online via the Internet. Bentley is currently working with World Trade, Kryptosima, a clearing firm and bank on the technical, corporate and logistical items necessary to start the trial.

On August 22, 2002, Bentley signed a definitive agreement to acquire Kryptosima, LLC, the provider of the secure patent-pending platform used to provide secure payment transactions for the brokerage industry. Bentley intends to use this platform to provide this service to the entire e-commerce market. The agreement provides for Harry Hargens, the President of Kryptosima to become the President of Bentley, effective October 1, 2002. Due to current market conditions and various tax considerations, the parties have agreed to renegotiate the terms of the agreement. Accordingly, the agreement will not close on September 30, 2002, as previously announced. However, Mr. Hargens will become the President of Bentley on October 1, 2002.

Further, Bentley's name will be changed to better reflect its new business direction. Bentley also intends to apply for listing on the BBX.

ITEM 2.  DESCRIPTION OF PROPERTY

For fiscal 2002, Bentley maintained its corporate headquarters at Suite 1, 1904 11th Street, Santa Monica, California 90404. Bentley's corporate headquarters consisted of 700 square feet. Under a consulting and management agreement, Bentley paid Omni Shortfilm Distribution Ltd. $5,000 per month which included lease payments and management and consulting fees.

Subsequent to June 30, 2002, Bentley moved its corporate headquarters to 11301 Olympic Blvd., Suite 680, Los Angeles, CA 90064. The company's corporate address consists of an executive location for receipt of correspondence and business functions on an as needed basis. Bentley believes this arrangement will be adequate for its current requirements.

As of June 30, 2002, Bentley had the following tangible assets.

(a)  Real Estate                                     None

(b)  Furniture, Equipment, and
Leasehold improvements                               $3,500

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 13, 2002, Bentley filed a Schedule 14C Information Statement with the Securities and Exchange Commission. Effective June 5, 2002, the stockholders holding a majority of the voting power passed the following resolutions:

         1. Gordon F. Lee shall serve as director for the ensuing year and until the next annual meeting of shareholders or until his successors are duly elected and qualified.

         2. The stockholders approved the creation of the 2001 Non-Qualified Stock Plan and the 2002 Non-Qualified Stock Plan. Further, the stockholders approve the reservation of up to 75,000,000 shares (15% of the new authorized shares) for use to compensate persons who render services to the Company.

         3. The stockholders approved an increase in the number of authorized $.0001 par value common shares to 500,000,000 from the current 80,000,000.

                                     Part II

ITEM 5.  MARKET FOR REGISRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "BTLY". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Bentley's common stock for the fiscal years ended June 30, 2002 and 2001 as follows:


                                             Bid

                                             2002

                                      High          Low
                                      ----          ---
First Quarter                         .20          .06
Second Quarter                        .08          .02
Third Quarter                         .06          .03
Fourth Quarter                        .18          .03


                                             Bid

                                            2001

                                       High         Low
                                       ----         ---
First Quarter                         1.1875       0.6875
Second Quarter                        0.69         0.08
Third Quarter                         0.39         0.085
Fourth Quarter                        0.20         0.055

(b) As of June 30, 2002, Bentley had approximately 667 shareholders of record of the common stock

(c) No dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. Bentley does not anticipate or intend upon paying dividends for the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Bentley expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Bentley's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and accompanying notes included in this Form 10-KSB.

General
-------

Bentley's initial operations focused on creating an international business to business (B2B) and wholesale sourcing network. This included e-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-U.S. based companies, initially in Asia and the Pacific Rim. During most of fiscal 2002, Bentley shifted its focus to provide legalized online gaming in the United States with particular emphasis on California. Recently, Bentley has redirected its business to focus on providing services such as ATM@HOME, its online Internet payment service, to financial markets such as online brokers. Future products will include issuance of co-branded debit cards for brokers' clients and consumers in general, which can be tied to the ATM@HOME system for use at other Web sites.

Revenues
--------

For the year ended June 30, 2002 and 2001, revenues from operations totaled $127,740 and $142,990, respectively. Bentley reported a net loss from operations of $2,941,447 in 2002 and $1,545,390 in 2001. The decrease in revenue was attributable to a reduction in fees generated by web hosting and consulting fees. Because Bentley has focused its business away from online gaming to online payment services, there is uncertainty that will have a material impact on Bentley's revenues from operations. Management is unable to accurately predict the nature and extent of future revenue from this activity.

Costs and Expenses
------------------

As Bentley transitions from a development stage to an operating company, Bentley has incurred significant operating deficits, which have decreased Bentley's working capital. Company management believes this trend will have a material impact on Bentley's short-term and long-term liquidity. Management expects to fund this decrease in liquidity through the proceeds of loans from significant shareholders and the private placement of its stock. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an operating company. Selling, General and Administrative expense increased from $1,453,390 in 2001 to $2,941,447 in 2002. This 90%
increase is due to the increased use of outside consultants and advisers to pursue online legalized gaming opportunities in 2002. While Bentley expects to continue to rely upon outside consultants and advisers to provide assistance with its business plan, the legal and political hurdles experienced in the online gaming industry caused Bentley to refocus its efforts to online payment services. . Management is unable to accurately predict the nature and extent of future costs and expenses from this activity.

Depreciation and amortization expense for 2002 was $700 compared to $31,059 for 2001.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2002, Bentley had a working capital deficit of $399,187.

While Bentley has raised capital and borrowed funds to meet its current and projected working capital needs, additional financing will be required in order to meet its obligations. Bentley is seeking financing in the form of equity and debt for working capital. There are no assurances Bentley will be successful in raising the funds required.

Bentley has borrowed funds from significant shareholders of Bentley in the past to satisfy certain obligations and anticipates continuing to borrow funds to meet future working capital requirements. Further, Bentley has issued shares of its common stock to pay numerous outside consultants and advisers. This practice is likely to continue.

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

BENTLEY HAS LIMITED EXPERIENCE IN THE E-COMMERCE BUSINESS SECTOR; ANTICIPATES LOSSES; AND IS UNCERTAIN OF FUTURE RESULTS.

Bentley has only limited experience in the e-commerce business sector. Bentley will be incurring costs to develop, introduce and enhance its online payment service, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, Bentley's business, results of operations and financial condition will be materially adversely affected. Bentley may not be able to generate sufficient revenues from the sale of its service and products. Bentley expects negative cash flow from operations to continue for the next four quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy Bentley's liquidity requirements, Bentley may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to Bentley's stockholders.

BENTLEY FACES POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

Bentley's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Bentley's control, including:

         o        the level of use of the Internet;
         o        the demand for online payment service;
         o        approval of Electronic Funds Transfer networks
         o        seasonal trends in Internet use,
         o the amount and timing of capital expenditures; and other costs relating to the expansion of Bentley's Internet operations;
         o the introduction of new services by Bentley or its competitors;
         o        technical difficulties or system downtime;
         o        general economic conditions, and
         o economic conditions specific to the Internet and Internet media.

Bentley's quarterly results may also be significantly impacted by the accounting treatment of acquisitions, financing transactions or other matters. Due to the foregoing factors, among others, it is likely that Bentley's operating results will fall below the expectations of Bentley or investors in some future period.

BENTLEY'S COMMON STOCK TRADES IN A LIMITED PUBLIC MARKET, THE NASD OTC ELECTRONIC BULLETIN BOARD; ACCORDINGLY, INVESTORS FACE POSSIBLE VOLATILITY OF SHARE PRICE.

Bentley's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of June 30, 2002, there were approximately 128,531,724 shares of common stock outstanding, of which approximately 34,252,877 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of Bentley's common stock and volatility of Bentley's stock price.

BENTLEY'S FUTURE OPERATIONS ARE CONTINGENT ON ITS ABILITY TO MANAGE ITS GROWTH, IF ANY.

Bentley expects to experience significant growth in the number of employees and the scope of its operations. In particular, Bentley intends to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. Bentley believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, Bentley expects to experience difficulty in filling its needs for qualified sales, engineering, and other personnel.

Further, Bentley's future success will be highly dependent upon its ability to successfully manage the expansion of its operations. Bentley's ability to manage and support its growth effectively will be substantially dependent on its ability to: implement adequate improvements to financial and management controls, reporting and order entry systems, and other procedures and hire sufficient numbers of financial, accounting, administrative, and management personnel. Bentley's expansion and the resulting growth in the number of its employees will result in increased responsibility for both existing and new management personnel. Bentley is in the process of establishing and upgrading its financial accounting and procedures. Bentley may not be able to identify, attract, and retain experienced accounting and financial personnel. Bentley's future operating results will depend on the ability of its management and other key employees to implement and improve its systems for operations, financial control, and information management, and to recruit, train, and manage its employee base. Bentley may not be able to achieve or manage any such growth successfully or to implement and maintain adequate financial and management controls and procedures, and any inability to do so would have a material adverse effect on its business, results of operations, and financial condition.

Bentley's future success depends upon its ability to address potential market opportunities while managing its expenses to match its ability to finance its operations. This need to manage its expenses will place a significant strain on the Bentley's management and operational resources. If Bentley is unable to manage its expenses effectively, the company may be unable to finance its operations.

BENTLEY FACES RISKS ASSOCIATED WITH FUTURE ACQUISITIONS, IF ANY.

As part of its business strategy, Bentley expects to acquire assets and businesses relating to or complementary to its operations. These acquisitions by Bentley will involve risks commonly encountered in acquisitions of companies. These risks include, among other things, the following:

         o Bentley may be exposed to unknown liabilities of the acquired companies;
         o Bentley may incur acquisition costs and expenses higher than it anticipated;
         o Fluctuations in Bentley's quarterly and annual operating results may occur due to the costs and expenses of acquiring and integrating new businesses or technologies;
         o Bentley may experience difficulties and expenses in assimilating the operations and personnel of the acquired businesses;
         o Bentley's ongoing business may be disrupted and its management's time and attention diverted; and
         o        Bentley may be unable to integrate successfully.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-2 through F-14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    Part III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The following table furnishes the information concerning the company's directors and officers as of June 30, 2002. The directors of the company are elected every year and serve until their successors are elected and qualify.

Name                   Age         Title                                  Term
                       ---         -----                                  ----

Gordon F. Lee          51          Chief Executive Officer, President     Annual
                                   Chief Financial Officer,
                       47          Director
L.D. Serafino*                     VP of Finance, Director                Annual

*Ms. Serafino joined Bentley as an officer and director on July 1, 2002.

The following table sets forth the portion of their time the officers and directors devote to Bentley:

Gordon F. Lee                    50%

L.D. Serafino                    50%

The term of office for each director is one (1) year, or until his/her successor is elected at Bentley's annual meeting and is qualified. The term of office for each officer of Bentley is at the pleasure of the board of directors.

The board of directors does not have a nominating committee. Therefore, the selection of persons or election to the board of directors was neither independently made nor negotiated at arm's length.

(b) Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the director and executive officer of Bentley, Gordon Lee.

(c) Family Relationships.           None

(d) Business Experience.

The following is a brief account of the business experience during the past five years of each director and executive officer of Bentley, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Gordon F. Lee, age 51, has been the CEO and CFO of Bentley since March 1999. From March 1998 to March 1999, Mr. Lee served as the President of Glass Master Industries, a company working on the development of a bullet resistant glass coating technology which was eventually sold to other companies for commercial development. From 1991 to March 1998, Mr. Lee served as the President of USA Video corporation, one of the first companies to offer video on demand and high quality digitizing and compression services. Mr. Lee is an officer and director of American IDC Corp. (ACNI).

L.D. Serafino, age 47, joined Bentley as a Director and Vice President of Finance effective July 1, 2002. Ms. Serafino is the founder, president, chief executive officer and chairman of Gibraltar Clearing, Inc., a marketing company for the transfer of funds using card readers attached to personal computers into brokerage accounts via the Internet. Ms. Serafino is also the founder, president, chief executive officer and chairman of Guardian Financial Services Inc., a management firm focused on the investor relations service industry. Ms. Serafino holds a J.D. degree from University of Laverne College of Law, a Biology Degree from Los Angeles Valley College, and a Degree in Registered Nursing with honors from Los Angeles County School of Nursing.

(e) Directors Compensation

Directors who are also officers of the company receive no cash compensation for services as a director. Bentley may grant options to directors under the company's Stock Incentive Plan.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish to registrant with copies of all Section 16(a) forms that they file.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the registrant during its most recent fiscal year, all Section 16(a) forms were timely filed, except as follows. Gordon Lee, Chief Executive Officer of the company failed to timely file a Form 4 for acquisitions occurring between August 2001 and January 2002. A Form 4 reporting these transactions was filed February 14, 2002 and Mr. Lee has since been advised of the requirements of Section 16(a) and compliance therewith. The late transactions were off market purchases and the conversion of outstanding indebtedness to common stock. Gibraltar Clearing Inc., a Nevada corporation, acquired 20,000,000 shares in June 2002 and has been advised of the requirements of Section 16(a) and compliance therewith. Guardian Financial Services, Inc., a Nevada corporation, acquired 30,000,000 shares in June 2002 and has been advised of the requirements of Section 16(a) and compliance therewith.

Some of the officers and directors of Bentley will not devote more than a portion of their time to the affairs of Bentley. There will be occasions when the time requirements of Bentley's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner in which they consider appropriate.

ITEM 10. EXECUTIVE COMPENSATION

(a) Cash Compensation.

The following sets forth all compensation paid by Bentley to its executive officers for the last three completed fiscal years.

                                      SUMMARY COMPENSATION TABLE OF EXECUTIVES
                               Annual Compensation                     Long Term Compensation

(a)                   (b)           (c)     (d)      (e)               (f)              (g)

Name and              Year          Salary  Bonus   Other              Restricted       Securities
Principal                           ($)             Annual             Stock            Underlying/
Position                                            Compensation       Awards           Options
                                                     ($)              ($)                (#)

Gordon F. Lee        2002       240,000     120,000                    0                 0
President and        2001       240,000     120,000                    48,204            0
Director             2000       0           0                          0                 0


(h) The company has made no Long Term Compensation payouts (LTIP or other)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following sets forth information with respect to common stock ownership by officers and directors of the company and holders of more than five percent (5%) of the company's common stock as known by the company. The percentages are based upon 128,831,724 shares outstanding at June 30, 2002.

Title of     Name and Address of                Amount of               Percent
Class        Beneficial Owner                   Beneficial Interest     of Class
-----        ----------------                   -------------------     --------

Common       Gordon F. Lee                        37,500,000              29%
             CEO, CFO & Director
             11301 Olympic Blvd., Suite 680
             Los Angeles, CA 90064

             Guardian Financial Services, Inc.    30,000,000              23%
             1541 E. Harmon Avenue #104
             Las Vegas, NV 89119

             Gibraltar Clearing, Inc.             20,000,000              16%
             2658 Del Mar Heights Road PMB 243
             Del Mar, CA 92014

Total as a group                                  87,500,000              68%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for Bentley as of June 30, 2002 are filed as part of this report.

         (1) Financial statements of Bentley Communications Corp. and subsidiaries.

         (2)      Financial Statement Schedules:

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit
Number            Description of Document
------            -----------------------

3.1               Articles of Incorporation of the Registrant*
3.2               By-laws of the Registrant*
3.3 Articles of Amendment to Articles of Incorporation of Bentley Communications Corp.
10.1              Technology Assignment Agreement with Gibraltar Clearing, Inc.
10.2              Subscription Agreement
10.3              Promissory Note with Guardian Financial Services, Inc.
23.1              Consent of Russell Bedford Stefanou Mirchandani LLP
23.2              Consent of Russell Bedford Stefanou Mirchandani LLP
23.3              Consent of Russell Bedford Stefanou Mirchandani LLP

*        Previously filed as an exhibit to the company's Form 10-QSB dated June
         1, 2000

(b)        Reports on Form 8-K

During the last quarter of the period covered by this report, there were no current reports on Form 8-K filed by Bentley.

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                             JUNE 30, 2002 AND 2001



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          BENTLEY COMMUNICATIONS CORP.

                           BENTLEY COMMUNICATIONS CORP

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                        Page
                                                                        ----

Report of Independent Certified Public Accountants                      F-2

Consolidated Balance Sheet at June 30, 2002                             F-3

Consolidated Statements of Losses for The Two Years Ended
       June 30, 2002 and 2001                                           F-4

Consolidated Statements of Deficiency in Stockholders' Equity for
       The Two Years Ended June 30, 2002 and 2001                       F-5

Consolidated Statements of Cash Flows for The Two Years Ended
       June 30, 2002 and 2001                                           F-6

Notes to Consolidated Financial Statements                             F7-14

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

                                1360 Beverly Road
                                    Suite 305
                              McLean, VA 22101-3621
                                  703-448-9200
                               703-448-3515 (fax)
                                                                Philadelphia, PA
--------------------------------------------------------------------------------

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Bentley Communications Corp.
Los Angeles, CA

         We have audited the accompanying consolidated balance sheet of Bentley Communications Corp. and subsidiaries (the "Company") as of June 30, 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2002, and the results of its operations and its cash flows for the two years ended, in conformity with accounting principles generally accepted in the United States of America.

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



                                  /s/RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                  -------------------------------------------
                                     Russell Bedford Stefanou Mirchandani LLP
                                     Certified Public Accountants

McLean, Virginia
September 24, 2002

                          BENTLEY COMMUNICATIONS CORP.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2002

                                     ASSETS

 Current assets:
 Cash and Equivalents                                              $        30
                                                                   ------------
 Total Current Assets                                                       30

 Property, Plant and Equipment :
 Furniture and Equipment                                                 3,500
 Less: Accumulated Depreciation                                          1,703
                                                                   ------------
                                                                         1,797

 Other Assets:
 Investments, at cost (Note B)                                              --
                                                                   ------------
 Total Other Assets                                                         --

                                                                   $     1,827
                                                                   ============

               LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts Payable and Accrued Liabilities                          $   271,898
 Notes Payable (Note C)                                                 80,000
 Due to Related Parties (Note I)                                        47,319
                                                                   ------------
                                                                       399,217

 Commitment and Contingencies (Note G)                                      --

 Deficiency in Stockholders' Equity (Note D):
 Preferred Stock, par value $.0001 per share; 20,000,000 shares
  authorized; none issued                                                   --
 Common Stock, par value $.0001 per share; 500,000,000 shares
  authorized; 128,831,724 shares issued                                 12,883
 Common Stock Subscription                                            (300,000)
 Additional Paid-In-Capital                                          7,908,929
 Accumulated Deficit                                                (8,019,202)
                                                                   ------------

Deficiency in Stockholders' Equity                                    (397,390)
                                                                   ------------
                                                                   $     1,827
                                                                   ============


           See accompanying notes to consolidated financial statements

                          BENTLEY COMMUNICATIONS CORP.
                        CONSOLIDATED STATEMENTS OF LOSSES
                 FOR THE TWO YEARS ENDED JUNE 30, 2002 AND 2001


                                                    2002                2001
                                                -------------      -------------
Revenues:
Web hosting and consulting fees                 $    127,740       $    142,990

Operating expenses:
Selling, general and administrative                2,547,985          1,453,469
Loss on disposal of  property and equipment               --            116,317
Research and Development                             510,000                 --
Interest expense                                       4,902             13,135
Impairment loss (Note B)                               5,600             74,400
Depreciation                                             700             31,059
                                                -------------      -------------
Total operating expenses                           3,069,187          1,688,380


Operating loss                                    (2,941,447)        (1,545,390)


Income (taxes) benefit                                    --                 --
                                                -------------      -------------

Net loss                                        $ (2,941,447)      $ (1,545,390)
                                                =============      =============

Loss per common share (Note H)
(basic and assuming dilution)                   $      (0.06)      $      (0.06)
                                                =============      =============


Weighted average shares outstanding               50,234,053         25,014,656


           See accompanying notes to consolidated financial statements


                                              BENTLEY COMMUNICATIONS CORP.
                                     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                     FOR THE TWO YEARS ENDED JUNE 30, 2002 AND 2001

                                                                                Additional
                                                                                 Paid-In-   Common Stock   Accumulated
                                                   Common Shares  Stock Amount   Capital    Subscription     Deficit        Total
                                                   ------------- ------------- ------------ ------------ ------------- -------------
Balance at June 30, 2000                             16,770,836  $     16,771  $ 3,655,729  $        --  $ (3,532,365) $    140,135

Account reclassification                                             (15,094)       15,094           --           --            --
Shares issued to consultants in exchange for
services, as reclassified                             7,900,000           790      356,860           --            --       357,650
Shares issued in connection with the acquisition
of assets in September 2000, as reclassified            100,000            10       71,990           --            --        72,000

Shares issued in exchange for debt, as reclassified   1,888,888           189      152,811           --            --       153,000

Net loss                                                     --            --           --           --    (1,545,390)   (1,545,390)
                                                   ------------- ------------- ------------ ------------ ------------- -------------
Balance at June 30, 2001                             26,659,724  $      2,666  $ 4,252,484  $        --  $ (5,077,755) $   (822,605)

Shares issued for cash                                2,000,000           200      103,300           --            --       103,500

Shares issued to consultants in exchange for
services                                             42,079,610         4,208    2,372,162           --            --     2,376,370

Shares issued in exchange for debt                    8,092,390           809      375,983           --            --       376,792

Shares issued to consultants in exchange for
product development services                         20,000,000         2,000      508,000           --            --       510,000

Common stock subscription                            30,000,000         3,000      297,000     (300,000)           --            --

Net loss                                                     --            --           --           --    (2,941,447)   (2,941,447)
                                                   ------------- ------------- ------------ ------------ ------------- -------------
Balance at June 30, 2002                            128,831,724  $     12,883  $ 7,908,929  $  (300,000) $ (8,019,202) $   (397,390)
                                                   ============= ============= ============ ============ ============= =============

                               See accompanying notes to consolidated financial statements


                                    BENTLEY COMMUNICATIONS CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                           FOR THE TWO YEARS ENDED JUNE 30, 2002 AND 2001

                                                                          2002          2001
                                                                          ----          ----
Cash flows from operating activities:
Net loss from operating activities                                    $(2,941,447) $(1,545,390)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
  Depreciation                                                                700       31,059
  Loss on disposal of property and equipment                                   --      116,317
  Common stock issued in exchange for services rendered                 2,376,370      357,650
  Common stock issued in exchange for product development services        510,000           --
  Common stock issued in exchange for debt                                     --      153,000
  Common stock issued in exchange for assets expensed in current year          --       72,000
(Increase) decrease in:
  Marketable securities                                                     5,600       74,400
  Prepaid and other                                                            --       46,379
Increase (decrease) in:
  Accounts payable and accrued liabilities                               (231,833)     381,591
Unearned revenue                                                         (126,000)     126,000
                                                                      ------------ ------------
Net cash provided by (used in) operating activities                      (406,610)    (186,994)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                           103,500           --
Proceeds from notes payable                                                80,000           --
Repayment of related parties advances                                      (2,400)          --
Proceeds from related parties advances                                    256,827      154,885
                                                                      ------------ ------------
Net cash provided by (used in) financing activities                       437,927      154,885


Net increase (decrease) in cash and cash equivalents                       31,317      (32,109)
Cash and cash equivalents at beginning of period                          (31,287)         822
                                                                      ------------ ------------
Cash and cash equivalents at end of period                            $        30  $   (31,287)
                                                                      ============ ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                  $        --  $        --
Cash paid during period for taxes                                              --           --
Common stock issued for services                                        2,376,370      357,650
Common stock issued for product development services                      510,000           --
Common stock issued for debt                                                   --      153,000
Acquisition:
   Assets acquired                                                    $        --  $    72,000
   Accumulated deficit                                                         --           --
   Liabilities assumed                                                         --           --
   Common stock issued                                                         --      (72,000)
                                                                      ------------ ------------
   Net cash paid for acquisition                                      $        --  $        --
                                                                      ============ ============

                     See accompanying notes to consolidated financial statements

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Bentley Communications Corp. ("Bentley" or the "Company") was incorporated under the laws of the state of Florida in February 1992 and was engaged in the business of casino gaming, sportsbook, horseracing, and bingo via the Internet. The Company is now developing methods which would allow consumers to make Internet payments via an ATM/Debit card, for online trading of securities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kyrenia Acquisition Corp., Twirlme.com, Inc., Legends Surfboards, Inc. and Omnibomb Corp. All subsidiaries are currently non-operative. Significant intercompany transactions have been eliminated.

Revenue Recognition
-------------------

The Company follows a policy of recognizing revenues as services are rendered.

Advertising
-----------

The Company follows a policy of charging the costs of advertising to expenses incurred. For the years ended June 30, 2002 and 2001, advertising costs were $3,775 and $11,743, respectively.

Research and Development
------------------------

Company-sponsored research and development costs related to both present and future products are expended in the period incurred. The expenditures on research and product development for the years ended June 30, 2002 and 2001 are $510,000 and $0, respectively (see Note D).

Income Taxes
------------

Income taxes are provided based on the liability method for financial reporting purposes in accordance with the provisions of Statements of Financial Standards No. 109, "Accounting for Income Taxes". Under this method deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be removed or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statements of operations in the period that includes the enactment date.

Reclassifications
-----------------

Certain reclassifications have been made to conform prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Cash Equivalents
----------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company's customers are concentrated primarily in the state of California and it periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowances for doubtful accounts were $0 at June 30, 2002 and 2001.

Stock Based Compensation
------------------------

The Company accounts for stock transactions in accordance with APB Opinion 25, "Accounting for Stock Issued to Employees." In accordance with statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," the Company has adopted the proforma disclosure requirements.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $2,941,447 during the year ended June 30, 2002 and $1,545,390 during the year ended June 30, 2001. The Company's current liabilities exceeded its current assets by $399,187 as of June 30, 2002.

Comprehensive Income
--------------------

The Company does not have any items of comprehensive income in any of the periods presented.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

New Accounting Pronouncements
-----------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, "Business Combinations" (SFAS No.
141), and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). The FASB also issued Statement of Financial Accounting Standards No. 143, "Accounting for Obligations Associated with the Retirement of Long-Lived Assets" (SFAS No. 143), and Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144), in August and October 2001, respectively.

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

Any goodwill impairment loss recognized as a result of the transitional goodwill impairment test will be recorded as a cumulative effect of a change in accounting principle no later than the end of fiscal year 2002. The adoption of SFAS No. 142 had no material impact on the Company's consolidated financial statements

SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The Company expects that the provisions of SFAS No. 143 will not have a material impact on its consolidated results of operations and financial position upon adoption. The Company plans to adopt SFAS No. 143 effective January 1, 2003.

SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". The Company adopted SFAS No. 144 effective January 1,2002. The adoption of SFAS No. 144 had no material impact on Company's consolidated financial statements.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE B - ASSET IMPAIRMENT

The Company held a minority investment in Bethel Holdings, Inc. (formerly QuadXSports.com, Inc.), which was recorded at its historical cost of $80,000. During the years ended June 30, 2002 and 2001, the Company determined the fair market value of this asset was less than its carrying value and that the decline in value was other than temporary. Accordingly, the investment was written down to its fair market value to reflect that decline, and losses of $5,600 and $74,400 were recognized and charged to operations during the year ended June 30, 2002 and 2001, respectively.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2002 consists of the following:

Note payable on demand; interest payable monthly at 10% per annum
beginning February 15, 2002; unsecured                                 $ 45,000
Note payable on demand; interest payable monthly at 10% per annum
beginning February 15, 2002; unsecured                                   35,000
                                                                       ---------
Total                                                                    80,000
Less: current portion                                                   (80,000)
                                                                       ---------
                                                                       $      -
                                                                       =========

NOTE D - CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 128,831,724 shares of common stock outstanding at June 30, 2002 and no shares of preferred stock outstanding at June 30, 2002.

During the year ended June 30, 2001, the Company issued 7,900,000 shares of common stock to consultants for services rendered on behalf of the Company. The Company valued the shares issued at approximately $.05 per share, which approximated the fair value of the shares issued during the periods the services were rendered. Compensation costs of $ 357,650 was charged to income during the year ended June 30, 2001. The Company issued 100,000 shares of its common stock in connection with the acquisition of BuyNetPlaza that since the date of acquisition has been determined worthless. The Company valued the shares issued at approximately $ .72 per share, which approximated the fair value of the assets acquired. The Company issued 1,888,888 shares of common stock in exchange for $153,000 of debt previously due to the Company.

During the year ended June 30, 2002, the Company issued a total of 2,000,000 shares of its restricted common stock in private placement to sophisticated investors in exchange for $103,500 net of costs and fees. The Company issued 42,079,610 shares of common stock to consultants for services rendered during 2002. The Company valued the shares issued at approximately $.05 per share, which approximated the fair value of the shares issued during the periods the services were rendered. Compensation costs of $ 2,376,370 was charged to income during the year ended June 30, 2002 In addition, the Company issued 8,092,390 shares of common stock in exchange for $376,792 of debt previously due to the Company. The Company also issued 20,000,000 shares to consultants in exchange for $510,000 of product development services. The shares issued in connection with the product development services were valued at the fair market value of the stock during the period the services were rendered, which did not differ materially from the value of the product development services rendered. The Company also issued 30,000,000 shares of restricted common stock to investors in exchange for $300,000, evidenced by a promissory note due June 30, 2003.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $8,019,202, which expires through 2022, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,726,500. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.
Components of deferred tax assets as of June 30, 2002 are as follows:

Non-Current:
              Net operating loss carry forward       $  2,726,500
              Valuation allowance                      (2,726,500)
                                                     -------------
              Net deferred tax asset                 $          -
                                                     =============

NOTE F - MAJOR CUSTOMERS

Revenue from three (3) major customers approximated $127,740 or 100% of sales for the year ended June 30, 2002 and $142,990 or 100% of sales for the year ended June 30, 2001.

NOTE G - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation
----------

In February 2000, Har Adir, LLC filed a complaint against the Company and it's Chief Executive Officer in Los Angeles Superior Court, County of Los Angeles, California. The complaint alleged breach of contract and sought payment for damages in the amount of $2,000,000, plus costs and fees. The California State Court dismissed the Plaintiff's claims, and has allowed Bentley to continue a cross-complaint against Har Adir, LLC. The case was resolved in 2002 with the underlying action being dismissed in favor of the Company and the Company being awarded $50,000 judgment against Har Adir, LLC. The Company has fully reserved for collection of the award in the accompanying financial statements..

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE H - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                         2002          2001
                                                        ----           ----
     Net loss available for common shareholders      $(2,941,447)   $(1,545,390)
     Basic and fully diluted loss per share          $     (0.06)   $     (0.06)
                                                     ============   ============
     Weighted average common shares outstanding       50,234,053     25,014,656


Net loss per share is based upon the weighted average of shares of common stock outstanding.

NOTE I - RELATED PARTY TRANSACTIONS

The Company's officers and significant shareholders have advanced funds to the Company for working capital purposes. The amount of the advances at June 30, 2002 and 2001 are $47,319 and $169,685, respectively. No formal agreements or repayment terms exist.

NOTE J - STOCK OPTIONS AND WARRANTS

Options
-------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2002.

                     Options Outstanding                                  Options Exercisable
                     -------------------                                  -------------------

                                         Weighted Average
                            Number       Contractual Life                              Weighted Average
   Exercise prices:       Outstanding         (Years)          Number Exercisable       Exercise Price
   ----------------       -----------         -------          ------------------       --------------
             $0.50          200,000                4.3                 200,000                    $0.50
             $1.00          200,000                4.3                 200,000                    $1.00
             -----          -------                ---                 -------                    -----
                            400,000                4.3                 400,000                    $0.75
                            =======                ===                 =======                    =====

Transactions involving the Company's options issuance are summarized as follows:

                                                  Number     Weighted Average
                                                of shares      Exercise Price
                                                ---------      --------------

Outstanding at June 30, 2000                     2,000,000       $    2.00
                                                ==========       ==========
Granted                                                 --              --
Exercised                                               --              --
Cancelled                                               --              --
                                                ----------       ----------
Outstanding at June 30, 2001                     2,000,000       $    2.00
                                                ==========       ==========
Granted                                          2,272,000            0.28
Exercised                                       (1,872,000)           0.17
Cancelled                                       (2,000,000)           2.00
                                                ----------       ----------
Outstanding at June 30, 2002                       400,000       $    0.75
                                                ==========       ==========

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE J - STOCK OPTIONS AND WARRANTS (CONTINUED)

Options (Continued)
-------------------

The weighted-average fair value of stock options granted to shareholders during the years ended June 30, 2002 and 2001 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                              2002          2001
                                                              ----          ----
   Weighted average grant date fair value per share:         $0.07        $ 0.06
   Significant assumptions (weighted-average):
       Risk-free interest rate at grant date                  2.2%          6.0%
       Expected stock price volatility                         22%           50%
       Expected dividend payout                                  -             -
       Expected option life-years (a)                          4.3           2.0

      (a)The expected option life is based on contractual expiration dates.

Warrants
--------

The following table summarizes the changes in warrants outstanding and the related prices for the shares of the Company's common stock issued to shareholders at June 30, 2002.

                    Warrants Outstanding                                 Warrants Exercisable
                    --------------------                                 --------------------

                                         Weighted Average
                            Number       Contractual Life                              Weighted Average
   Exercise prices:       Outstanding         (Years)          Number Exercisable       Exercise Price
   ----------------       -----------         -------          ------------------       --------------
             $0.20          100,000               0.60                 100,000                    $0.20
             -----          -------               ----                 -------                    -----
                            100,000               0.60                 100,000                   $0.20
                            =======               ====                 =======                   =====

Transactions involving the Company's warrants issuance are summarized as follows:

                                                      Number    Weighted Average
                                                    of shares    Exercise Price
                                                    ---------    --------------

Outstanding at June 30, 2000                               --           $    --
                                                      =======           =======
Granted                                                    --                --
Exercised                                                  --                --
Cancelled                                                  --                --
                                                      -------           -------
Outstanding at June 30, 2001                               --           $    --
                                                      =======           =======
Granted                                               100,000              0.20
Exercised                                                  --                --
Cancelled                                                  --                --
                                                      -------           -------
Outstanding at June 30, 2002                          100,000           $  0.20
                                                      =======           =======

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001

NOTE J - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)
--------------------

The weighted-average fair value of stock warrants granted to shareholders during the years ended June 30, 2002 and the weighted-average significant assumptions used to determine those fair values, using a Black-Scholes option pricing model are as follows:

                                                                            2002
                                                                            ----
   Weighted average grant date fair value per share:                       $0.07
   Significant assumptions (weighted-average):
       Risk-free interest rate at grant date                                2.2%
       Expected stock price volatility                                       22%
       Expected dividend payout                                                -
       Expected option life-years (a)                                       0.60

       (a)The expected warrant life is based on contractual expiration dates.

If the Company recognized compensation cost for the non-qualified stock option and warrant plan in accordance with SFAS No. 123, the Company's pro forma net loss and net loss per share would have been $2,941,447 and $(0.06) in 2002 and $1,545,390 and $(0.06) in 2001, respectively.

NOTE K -  SUBSEQUENT EVENTS

On August 22, 2002, the Company entered into an agreement to acquire Kryptosima L.L.C. ("Kryptosima"), a provider of the secure patent-pending platform used to provide secure payment transactions for the brokerage industry

NOTE L - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements during the years ended June 30, 2002 and 2001, the Company incurred losses from operations of $2,941,447 and $1,545,390, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve it's liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      October 2, 2002                          BENTLEY COMMUNICATIONS CORP.

                                                    By:   /s/ Gordon F. Lee
                                                          -----------------

                                                    Gordon F. Lee
                                                    CEO & CFO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon F. Lee               CEO, CFO, Director               October 2, 2002
-----------------
Gordon F. Lee

/s/ L.D. Serafino               VP of Finance, Director          October 2, 2002
-----------------
L.D. Serafino

In connection with the Annual Report of Bentley Communications Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon Lee, Chief Executive Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

         (1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
         (2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


                                             By: /s/  Gordon Lee
                                                 ------------------
                                             Gordon Lee, Chief Executive Officer

In connection with the Annual Report of Bentley Communications Corp. (the "Company") on Form 10-KSB for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gordon Lee, Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act, that:

         (1) The Report fully complies with Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
         (2) The Information contained in the Report fairly represents, in all material aspects, the financial condition and result of operations on the Company.


                                             By: /s/ Gordon Lee
                                                 ------------------
                                             Gordon Lee, Chief Financial Officer