Form 10KSB/A
period 2002-06-30
BENTLEY COMMUNICATIONS CORP/DE
filed 2002-10-11
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB/A

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

                                     Part II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "BTLY". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of Bentley's common stock for the fiscal years ended June 30, 2002 and 2001 as follows:

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

Recent Sales of Unregistered Securities

During the 4th quarter of 2002, Bentley issued 9,000,000 shares of restricted common stock in exchange for services. All shares were issued in transactions exempt from registration based upon Section 4(2) of the Securities Act because they were transactions by the issuer not involving any public offering. 1,000,000 shares were issued to the Bridgestream Trust. 2,000,000 shares were issued to Walter Brooks and 6,000,000 shares were issued to Gordon F. Lee, Bentley's President.

On April 4, 2002, Bentley sold 1,000,000 shares of its common stock to Shamrock Holdings, Ltd., a non-U.S. person, for $35,000. The transaction was exempt from registration based upon Section 4(2) of the Securities Act because it was a transaction by the issuer not involving any public offering.

On June 14, 2002, Bentley sold a warrant to purchase 100,000 shares of its common stock at an exercise price of $.20 per share and expiring December 31, 2002 to an investor for $2,500. The transaction was exempt from registration based upon Section 4(2) of the Securities Act because it was a transaction by the issuer not involving any public offering.

On June 19, 2002, Bentley issued 20,000,000 shares of its common stock to acquire certain technology from Gibraltar Clearing, Inc. under a Technology Assignment Agreement. The common stock was valued at $510,000 and the transaction was recorded as common stock issued for product development services. The transaction was exempt from registration based upon Section 4(2) of the Securities Act because it was a transaction by the issuer not involving any public offering.

On June 19, 2002, Bentely issued 30,000,000 shares of its common stock to Guardian Financial Services, Inc. in exchange for a $300,000 promissory note. The transaction was exempt from registration based upon Section 4(2) of the Securities Act because it was a transaction by the issuer not involving any public offering.


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

Costs and Expenses
------------------

As Bentley transitions from a development stage to an operating company, Bentley has incurred significant operating deficits, which have decreased Bentley's working capital. Company management believes this trend will have a material impact on Bentley's short-term and long-term liquidity. Management expects to fund this decrease in liquidity through the proceeds of loans from significant shareholders and the private placement of its stock. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an operating company. Selling, General and Administrative expense increased from $1,453,469 in 2001 to $2,547,985 in 2002. This 75%
increase is due to the increased use of outside consultants and advisers to pursue online legalized gaming opportunities in 2002. While Bentley expects to continue to rely upon outside consultants and advisers to provide assistance with its business plan, the legal and political hurdles experienced in the online gaming industry caused Bentley to refocus its efforts to online payment services. Management is unable to accurately predict the nature and extent of future costs and expenses from this activity.

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

The independent auditors report on the Bentley's June 30, 2002 financial statements included in this Annual Report states that Bentley's recurring losses and working capital deficits raise substantial doubts about Bentley's ability to continue as a going concern.

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

BENTLEY FACES POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

Bentley's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Bentley's control, including:

         o        the level of use of the Internet;
         o        the demand for online payment service;
         o        approval of Electronic Funds Transfer networks
         o        seasonal trends in Internet use,
         o the amount and timing of capital expenditures and other costs relating to the expansion of Bentley's Internet operations;
         o the introduction of new services by Bentley or its competitors;
         o        technical difficulties or system downtime;
         o        general economic conditions; and
         o economic conditions specific to the Internet and Internet media.

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

Bentley's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of June 30, 2002, there were approximately 128,831,724 shares of common stock outstanding, of which approximately 34,252,877 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of Bentley's common stock and volatility of Bentley's stock price.

BENTLEY'S FUTURE OPERATIONS ARE CONTINGENT ON ITS ABILITY TO MANAGE ITS GROWTH, IF ANY.

Bentley expects to experience significant growth in the number of employees and the scope of its operations. In particular, Bentley intends to hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. Bentley believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales, engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, Bentley expects to experience difficulty in filling its needs for qualified sales, engineering, and other personnel.

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

The response to this Item is included as a separate Exhibit to this report following page 15.

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

Name                   Age         Title                                  Term
                       ---         -----                                  ----

Gordon F. Lee          51          Chief Executive Officer, President     Annual
                                   Chief Financial Officer,
                                   Director
L.D. Serafino*         47          VP of Finance, Director                Annual

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the registrant during its most recent fiscal year, all Section 16(a) forms were timely filed, except as follows. Gordon Lee, Chief Executive Officer of the company failed to timely file a Form 4 for acquisitions occurring between August 2001 and January 2002. A Form 4 reporting these transactions was filed February 14, 2002 and Mr. Lee has since been advised of the requirements of Section 16(a) and compliance therewith. The late transactions were off market purchases and the conversion of outstanding indebtedness to common stock. Gibraltar Clearing Inc., a Nevada corporation, acquired 20,000,000 shares in June 2002 and made a late Form 3 filing on or about October 7, 2002. Guardian Financial Services, Inc., a Nevada corporation, acquired 30,000,000 shares in June 2002 and made a late Form 3 filing on or about October 7, 2002. Gibraltar Clearing, Inc. and Guardian Financial Services, Inc. have been advised of the Requirements of
Section 16(a) and compliance therewith.

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

Title of     Name and Address of                Amount of               Percent
Class        Beneficial Owner                   Beneficial Interest     of Class
-----        ----------------                   -------------------     --------

Common       Gordon F. Lee                        37,900,000              29%
             CEO, CFO & Director
             11301 Olympic Blvd., Suite 680
             Los Angeles, CA 90064

             Guardian Financial Services, Inc.    30,000,000              23%
             1541 E. Harmon Avenue #104
             Las Vegas, NV 89119

             Gibraltar Clearing, Inc.             20,000,000              16%
             2658 Del Mar Heights Road PMB 243
             Del Mar, CA 92014

Total as a group                                  87,900,000              68%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the past two years, there have not been any transactions that have occurred between the Company and its officers, directors, and five percent or greater shareholders, except as follows: The Company's officers and significant shareholders have advanced funds to the Company for working capital purposes. The amount of the advances at June 30, 2002 and 2001 are $47,319 and $169,685, respectively. No formal agreements or repayment terms exist.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for Bentley as of June 30, 2002 are filed as part of this report.

         (1) Financial statements of Bentley Communications Corp. and subsidiaries.

         (2)      Financial Statement Schedules

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

Exhibit
Number            Description of Document
------            -----------------------

3.1               Articles of Incorporation of the Registrant*
3.2               By-laws of the Registrant*
3.3 Articles of Amendment to Articles of Incorporation of Bentley Communications Corp.**
10.1              Technology Assignment Agreement with Gibraltar Clearing,
                  Inc.**
10.2              Subscription Agreement**
10.3              Promissory Note with Guardian Financial Services, Inc.**
23.1              Consent of Russell Bedford Stefanou Mirchandani LLP**
23.2              Consent of Russell Bedford Stefanou Mirchandani LLP**
23.3              Consent of Russell Bedford Stefanou Mirchandani LLP**

*        Previously filed as an exhibit to the company's Form 10-QSB dated June
         1, 2000
** Previously filed as an exhibit to the company's Form 10-KSB dated October 1, 2002.

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

                           BENTLEY COMMUNICATIONS CORP.

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

Date:      October 10, 2002                         BENTLEY COMMUNICATIONS CORP.

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

/s/ Gordon F. Lee               CEO, CFO, Director              October 10, 2002
-----------------
Gordon F. Lee

/s/ L.D. Serafino               VP of Finance, Director         October 10, 2002
-----------------
L.D. Serafino

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