Form 10QSB
period 2002-09-30
BENTLEY COMMUNICATIONS CORP/DE
filed 2002-11-19
CIK 1091964

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
         ______________

                        COMMISSION FILE NUMBER: 000-27347

                          BENTLEY COMMUNCIATIONS CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


              Florida                                            58-2534003
              -------                                            ----------
(State or jurisdiction of incorporation                       (I.R.S. Employer
         or organization)                                    Identification No.)


98 Shoreline Way, Hampton, GA                                      30228
-----------------------------                                      -----
(Address of principal executive offices)                         (Zip Code)

                  Registrant's telephone number: (770) 471-4944

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant as required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

As of November 15, 2002, the Registrant had 221,930,764 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X].

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE
------------------------------                                              ----

    ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS:
         SEPTEMBER 30, 2002 AND JUNE 30, 2002..................................3

         CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
         FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 2002 AND 2001...........................................4

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
         FOR THE THREE MONTHS ENDED
         SEPTEMBER 30, 2002 AND 2001...........................................5

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
         INFORMATION...........................................................6

    ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS...............................7

    ITEM 3. CONTROLS AND PROCEDURES...........................................13

PART II - OTHER INFORMATION

    ITEM 1.  LEGAL PROCEEDINGS................................................13

    ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS........................13

    ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................14

    ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
             OF SECURITY HOLDERS..............................................14

    ITEM 5.  OTHER INFORMATION................................................14

    ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................14

SIGNATURES....................................................................14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                BENTLEY COMMUNICATIONS, CORP.
                            CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  (UNAUDITED)
                                                                  September 30,    June 30,
                                                                      2002           2002
                                                                  ------------   ------------
 ASSETS
 Current assets:

 Cash and Equivalents                                             $        84    $        30
                                                                  ------------   ------------
 Total Current Assets                                                      84             30

 Property, Plant and Equipment:
 Furniture and Equipment                                                3,500          3,500
 Less: Accumulated Depreciation                                         1,878          1,703
                                                                  ------------   ------------
                                                                        1,622          1,797

 Total Assets                                                     $     1,705    $     1,827
                                                                  ============   ============
 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 Current Liabilities:

 Accounts Payable and Accrued Liabilities                         $   249,086    $   271,898
 Notes Payable                                                         80,000         80,000
 Due to Related Parties                                                63,679         47,319
                                                                  ------------   ------------
                                                                      392,765        399,217

Commitment and Contingencies                                               --             --

 Deficiency in Stockholders' Equity:
 Preferred Stock, par value $.0001 per share; 20,000,000
   shares authorized; none issued at September 30, 2002 and
   June 30, 2002                                                           --             --
 Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 153,331,724 shares and 128,831,724 shares issued and outstanding at September 30, 2002 and June 30, 2002,
   respectively                                                        15,333         12,883
 Common Stock Subscription                                           (201,500)      (300,000)
 Additional Paid-In-Capital                                         9,158,980      7,908,929
 Accumulated Deficit                                               (9,363,873)    (8,019,202)
                                                                  ------------   ------------
                                                                     (391,060)      (397,390)
                                                                  ------------   ------------
 Total Liabilities and Deficiency in Stockholders' Equity         $     1,705    $     1,827
                                                                  ============   ============

      See Accompanying Notes to Unaudited Condensed Consolidated Financial Information


                                              3

                              BENTLEY COMMUNICATIONS, CORP.
                       CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                       (UNAUDITED)

                                                      For The Three Months Ended September 30,
                                                             2002               2001
                                                         --------------    --------------
Revenues:
Web hosting and consulting fees                          $          --     $      64,740

Operating expenses:
Selling, general and administrative                          1,344,496           877,886
Depreciation and amortization                                      175               175
                                                         --------------    --------------
Total operating expenses                                     1,344,671           878,061

Operating loss                                              (1,344,671)         (813,321)

Income (taxes) benefit                                              --                --
                                                         --------------    --------------

Net loss                                                 $  (1,344,671)    $    (813,321)
                                                         ==============    ==============
Loss per common share
(basic and assuming dilution)                            $       (0.01)    $       (0.03)
                                                         ==============    ==============

Weighted average shares outstanding                        144,152,376        26,868,420




    See Accompanying Notes to Unaudited Condensed Consolidated Financial Information


                                            4


                              BENTLEY COMMUNICATIONS, CORP.
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)


                                                         For The Three Months Ended September 30,
                                                                 2002            2001
                                                              ------------   ------------
Cash flows from operating activities:
Net loss from operating activities                            $(1,344,671)   $  (813,321)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:

Depreciation                                                          175            175
Common stock issued in exchange for services rendered           1,098,000        795,995
Increase (decrease) in:
Accounts payable and accrued liabilities                          (22,811)        15,236
Unearned revenue                                                       --        (63,000)
Cash disbursed in excess of available balances                         --        (17,070)
                                                              ------------   ------------

Net cash used in operating activities                            (269,307)       (81,985)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                   253,000             --
Proceeds from notes payable                                            --         81,985
Repayment of related parties advances                              (5,672)            --
Proceeds from related parties advances                             22,032             --
                                                              ------------   ------------

Net cash provided by (used in) financing activities               269,360         81,985


Net increase (decrease) in cash and cash equivalents                   53             --
Cash and cash equivalents at beginning of period                       30             --
                                                              ------------   ------------

Cash and cash equivalents at end of period                    $        83    $        --
                                                              ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                          $        --    $        --
Cash paid during period for taxes                                      --             --
Common stock issued for services                                1,098,000        795,995


    See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                            5

                          BENTLEY COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2002
                                   (UNAUDITED)


NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB, and therefore, do not include all the information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's June 30, 2002 Annual Report on Form 10-KSB.

Basis of Presentation
---------------------

Bentley Communications Corp. ("Bentley" or the "Company") was incorporated under the laws of the state of Florida in February 1992 and is engaged in the business of casino gaming, sportsbook, horseracing, and bingo via the Internet. The Company is also developing methods which would allow consumers to make Internet payments via an ATM/Debit card, for online trading of securities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kyrenia Acquisition Corp., Twirlme.com, Inc., Legends Surfboards, Inc. and Omnibomb Corp. All subsidiaries are currently non-operative. Significant intercompany transactions have been eliminated.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

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

GENERAL

During most of fiscal 2002, Bentley engaged in efforts to reposition the Company. It completed its withdrawal from the generic web hosting business, and leveraged its experience with Internet markets and technologies by choosing to pursue what appeared to be a growing market for Internet and e-commerce services for on-line casino gaming, sports book, horseracing and bingo. As the Company became more familiar with this market, it focused particular attention on off track betting (OTB) in California, a large and well-accepted industry. However, as these efforts progressed, Bentley became increasingly aware that even legal gaming bears a stigma in the US, and providing e-commerce services to this industry is extremely difficult. In view of the enormous legal and political hurdles facing the online gaming industry, Bentley narrowed its plans by discontinuing its pursuit of the gaming market, and focusing its resources solely on providing e-commerce payment services to customers in other markets.

As a result of this new strategic direction, during the last quarter of FY2002 and the first quarter of FY2003 (the quarter now being reported on), Bentley focused on developing a service to allow consumers to make Internet payments, via an ATM/Debit card from home or office. Due to management's extensive experience in the securities industry, particular emphasis was placed on enabling online brokers to accept real-time ATM Card payments for online purchases of securities.

This service has the potential to eliminate the need for expensive and cumbersome payment methods currently used in the securities industry, such as wire transfers or overnight delivery of certified checks, making payment more convenient for their clients.

The proposed service is also applicable to all e-commerce markets (all Internet merchants), not just the securities industry. Further, the proposed service is safer and more secure for consumers, as well as less costly for the merchant, as it allows payment information to securely bypass the retailer, who, therefore, does not gain access to the customers PIN number.

With this new strategic direction in place, Bentley's introduced the trade name ATM@Home(TM), and began seeking customers and technology partners to help operate the service. After reviewing several potential partners, Bentley selected Gibraltar Clearing to provide certain intellectual property regarding services for the securities industry, and Kryptosima to provide key technology needed for the ATM@HOME system. An agreement with Gibraltar was concluded in June, prior to this reporting period. Negotiations with Kryptosima occurred during this reporting period. Bentley and Kryptosima initially assumed that nothing more than a traditional client/vendor relationship would be established, and a contract to that effect was executed around July 17. However, as discussions between the parties continued, they concluded that a combination of Bentley and Kryptosima would have tremendous synergies and began negotiations for Bentley to acquire Kryptosima. A letter of intent for Bentley to acquire Kryptosima was signed July 29, and a definitive agreement was signed August 20th. The Company believes that the acquisition of Kryptosima will provide the company with a unique patent-pending service that can generate significant revenue. In order to provide Bentley with management familiar with the payments market that the Company has focused its efforts on, the acquisition agreement provided for Gordon Lee, Bentley's existing President and CEO, to step down and be replaced by Harry Hargens, President of Kryptosima upon completion of the acquisition.

Subsequent Event.

On October 11, 2002, the management transition proposed in connection with the Kryptosima acquisition occurred. Further, Bentley and Kryptosima mutually agreed to amend the acquisition agreement on October 15 in order to structure the acquisition in a way intended to eliminate certain tax consequences for Kryptosima's shareholders. As a result, Kryptosima will reverse-merge into a subsidiary of Bentley, thereby making Kryptosima a wholly owned subsidiary of Bentley. The transaction will be finalized upon completion of an audit of Kryptosima that is required so that Bentley's auditors have an appropriate starting point for financial reporting subsequent to the acquisition.

Results of Operations
---------------------

Three Months ended September 30, 2002 and 2001

REVENUES - For the three months ended September 30, 2002, there were no revenues compared to $64,740 for the same period last year. Revenues, which previously consisted of web hosting fees, website maintenance and consulting fees, terminated after the Registrant completed its last contract in 2001 and then ceased operations in order to plan its growth through the acquisition of internet technology products and services.

COSTS AND EXPENSES - General costs and expenses increased from $877,886 for the three months ending September 30, 2001 to $1,344,496 for the same period ending in 2002. The increase is largely attributable to consulting and professional fees of which $1,098,000 was paid with common stock of the Company.

Depreciation and amortization expense for the three-month period ending September 30, 2002 and 2001 was $175.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2002, the Company had a working capital deficit of $392,681 compared to a deficit of $399,187 at June 30, 2002, a decrease in deficit of $6,506. The slight decrease in deficit was primarily due to a small reduction in liabilities from accrued expenses.

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

The Company generated a cash flow deficit from operations of $269,307 for the three months ended September 30, 2002. Cash flow deficits from operating activities for the three months ended September 30, 2002 is primarily attributable to the Company's net loss from operations of $1,344,671 adjusted for depreciation and amortization of $175, and common stock issued for services of $1,098,000.

No cash flows were used in investing activities during the three months ended September 30, 2002.

Cash flow provided from financing activities was $269,360 during the three months ended September 30, 2002. The source of financing during the three months ended September 30, 2002 were from proceeds from related or third party advances and proceeds from the sale of common stock whose funds were utilized for working capital.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southeastern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountants have stated in their report included in the Company's June 30, 2002 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of November 15, 2002 there were approximately 221,930,764 shares of Common Stock outstanding, of which approximately 54,852,877 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

UNCERTAIN ACCEPTANCE AND MAINTENANCE OF THE COMPANY'S BRAND NAME.

The Company has previously invested time and effort in establishing and maintaining the Company's "buynetonline.com" E-commerce website brand name, and during the last 6 months also invested efforts to establish a new brand, "ATM@Home". As a result of the company's new strategic focus on e-commerce payment services and withdrawal from web hosting, the "buynetonline.com" brand may lose its value to the company. As a result of the acquisition of Kryptosima, the "ATM@HOME" may be redundant with or conflict with some of Kryptosima's trade names. As a result of these changes in the company's business, some brands or trade names may be abandoned in favor of others. There is uncertainty regarding the success of such adjustments in the marketing plan, If the Company is unable to to promote and maintain its brand(s) and/or trade name(s), or if the Company incurs excessive expenses in an attempt to promote and maintain its brand(s) and/or trade name(s), the Company's business, results of operations, and financial condition will be materially adversely affected.

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

NETWORK APPROVALS

The company's business plans as they pertain to the acquisition of Kryptosima assume that ATM networks will grant Kryptosima approval to enable Internet merchants to accept their ATM card brands. There is uncertainty as to when such approvals may be received, and the Company may encounter unanticipated difficulties, delays or expense in obtaining such approvals. When and if such approvals are received, the Company's plans assume that Kryptosima will then enjoy rapid growth during a period in which it has little or no competition due to its unique technology and pending patents. However, the possibility exists that competition could develop sooner than expected, thereby possibly negatively impacting revenue growth and profit margins, increasing the marketing costs required to pursue growth, or otherwise adversely affecting profitability. Also, there can be no assurance as to when or if the pending patents will be granted.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) On September 30, 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

In the ordinary course of business, the Company may be involved in legal proceedings from time to time. As of the date hereof, the only material legal proceeding commenced by or against the Company consists of the following:

CITICORP VENDOR FINANCE INC. V. BENTLEY COMMUNICATIONS CORP. ET. AL, Case No. 02E05980, Superior Court of California, County of Los Angeles was filed against the Company on July 12, 2002 and the Company was served on October 20, 2002. The case is for collection of approximately $20,000 in accrued and unpaid charges on a copy machine leased by prior management in April 2000. Management expects the matter to be resolved and the resolution of the litigation is not expected to have a material effect on the Company's operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES.

On July 2, 2002, the Company issued 10,000,000 shares of its common stock to Gordon F. Lee in exchange for accrued and unpaid consulting fees of $90,000. The transaction between the Company and Mr. Lee, its President, was a transaction by the issuer not involving any public offering and therefore exempt under Section 4(2) of the Securities Act.

On September 5, 2002, the Company issued 1,000,000 shares to Philip Georgas in exchange for consulting fees of $48,000. The transaction between the Company and Mr. Georgas was a transaction by the issuer not involving any public offering and therefore exempt under Section 4(2) of the Securities Act. Mr. Georgas and the Company had a pre-existing business relationship and no general solicitation was made.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits required by Item 601 of Regulation S-B are included below.

No.      Description
---      -----------
99.1 Certification of Harry Hargens Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the three month period covered in this Form 10-QSB.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      BENTLEY COMMUNICATIONS CORP.



Dated:  November 18, 2002             By: /s/ Harry Hargens
                                          --------------------------------------
                                          Name: Harry Hargens
                                          Title: President, Principal Accounting
                                                 Officer and Director

                                  CERTIFICATION
                                  -------------

I, Harry Hargens, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Bentley Communications Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002

                                          /s/ Harry Hargens
                                          --------------------------------------
                                          Name: Harry Hargens
                                          Title: President, Principal Accounting
                                                 Officer and Director