Form 10QSB
period 2002-12-31
BENTLEY COMMUNICATIONS CORP/DE
filed 2003-02-19
CIK 1091964

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER: 000-27347

                          BENTLEY COMMUNICATIONS CORP.
                          ----------------------------
             (Exact name of registrant as specified in its charter)


               Florida                                           58-2534003
---------------------------------------                      ------------------
(State or jurisdiction of incorporation                       (I.R.S. Employer
         or organization)                                    Identification No.)


           11301 Olympic Boulevard, Suite 680, Los Angeles, CA 920064
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (310) 445-2599

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

As of December 31, 2002, the Registrant had 226,830,764 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ]     No [X]

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                         CONDENSED CONSOLIDATED BALANCE SHEETS:
                            DECEMBER 31, 2002 AND JUNE 30, 2002...............3

                         CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
                            FOR THE SIX MONTHS ENDED
                         DECEMBER 31, 2002 AND 2001...........................4

                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
                            FOR THE SIX MONTHS ENDED
                         DECEMBER 31, 2002 AND 2001...........................5

                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                            INFORMATION.......................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS..............7

         ITEM3. CONTROLS AND PROCEDURES.......................................13

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...........................................13

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................14

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS..............................14

         ITEM 5.  OTHER INFORMATION...........................................14

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................14

SIGNATURES....................................................................15


PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCAL STATEMENTS.


                                        BENTLEY COMMUNICATIONS, CORP.
                                    CONDENSED CONSOLIDATED BALANCE SHEETS



 ASSETS                                                                 (UNAUDITED)
                                                                     December 31, 2002    June 30, 2002
                                                                     -----------------    -------------
Current Assets:
Cash and Equivalents                                                   $     37,136       $         30
                                                                       -------------      -------------
Total Current Assets                                                         37,136                 30

Property, Plant and Equipment
Furniture and Equipment                                                       3,500              3,500
Less: Accumulated Depreciation                                                2,053              1,703
                                                                       -------------      -------------
                                                                              1,447              1,797

Total Assets                                                           $     38,583       $      1,827
                                                                       =============      =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts Payable and Accrued Liabilities                               $    224,480       $    271,898
Notes Payable                                                               105,313             80,000
Due to Related Parties                                                       43,000             47,319
                                                                       -------------      -------------
                                                                            372,793            399,217

Deficiency in Stockholders' Equity:

Preferred Stock, par value $.0001 per share; 20,000,000 shares
authorized; none issued at December 31 and June 30, 2002                         --                 --

Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 226,830,764 shares and 128,831,724 shares issued and
outstanding at December 31, 2002 and June 30, 2002, respectively             22,683             12,883

Common Stock Subscription                                                  (155,000)          (300,000)
Additional Paid-In-Capital                                               11,273,102          7,908,929

Accumulated Deficit                                                     (11,474,993)        (8,019,202)
                                                                       -------------      -------------

                                                                           (334,210)          (397,390)
                                                                       -------------      -------------
Total Liabilities and Deficiency in Stockholders' Equity               $     38,583       $      1,827
                                                                       =============      =============



                See Accompanying Notes to Unaudited Condensed Consolidated Financial Information


                                          BENTLEY COMMUNICATIONS, CORP.
                                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                   (UNAUDITED)


                                             For The Three Months Ended          For The Six Months Ended December
                                             --------------------------          ---------------------------------
                                                     December 31,                           December 31,
                                                     ------------                           ------------
                                              2002                 2001               2002                2001
                                         --------------      --------------      --------------      --------------
Revenues:
Web hosting and consulting fees          $          --       $      63,000       $          --       $     127,740

Operating expenses:

Selling, general and administrative          2,110,945             639,570           3,455,441           1,517,456

Depreciation and amortization                      175                 175                 350                 350
                                         --------------      --------------      --------------      --------------

Total operating expenses                     2,111,120             639,745           3,455,791           1,517,806

Operating loss                              (2,111,120)           (576,745)         (3,455,791)         (1,390,066)

Income (taxes) benefit                              --                  --                  --                  --
                                         --------------      --------------      --------------      --------------


Net loss                                 $  (2,111,120)      $    (576,745)      $  (3,455,791)      $  (1,390,066)
                                         ==============      ==============      ==============      ==============

Loss per common share
(basic and assuming dilution)            $       (0.02)      $       (0.01)      $       (0.02)      $       (0.04)
                                         ==============      ==============      ==============      ==============


Weighted average shares outstanding        118,102,463          39,459,159         176,845,458          33,163,789


                     See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                           BENTLEY COMMUNICATIONS, CORP.
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                      For The Six Months Ended December 31,
                                                                             2002              2001
                                                                         ------------      ------------
Cash flows from operating activities:
Net loss from operating activities                                       $(3,455,791)      $(1,390,066)

Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation                                                                     350               350

Loss on disposal of fixed assets                                                  --                --

Common stock issued in exchange for services rendered                      1,670,000         1,201,060

Common stock issued in connection with acquisition of Kryptosima           1,500,000                --

Common stock issued in exchange for debt                                      67,292           615,000

Reclassification of accrued liabilities to notes payable                      27,813                --
(Increase) decrease in:

Prepaid and other                                                                 --           (33,000)
Increase (decrease) in:

Accounts payable and accrued liabilities                                     (47,418)         (283,563)

Unearned revenue                                                                  --          (126,000)
                                                                         ------------      ------------

Net cash provided by (used in) operating activities                         (237,754)          (16,219)

Cash flows from financing activities:

Proceeds from sale of common stock, net of cost                              253,000            68,500

Proceeds from common stock issued in advance                                      --            75,000

Repayment of notes payable                                                    (2,500)               --

Repayment of related parties advances                                         (5,672)         (110,175)

Proceeds from related parties advances                                        30,032                --
                                                                         ------------      ------------

Net cash provided by (used in) financing activities                          274,860            33,325

Net increase (decrease) in cash and cash equivalents                          37,106            17,106

Cash and cash equivalents at beginning of period                                  30           (31,287)

Cash and cash equivalents at end of period                               $    37,136       $   (14,181)
                                                                         ============      ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                     $        --       $        --
Cash paid during period for taxes                                        $        --       $        --
Common stock issued for services                                         $ 1,670,000       $ 1,201,060
Common stock issued for debt                                             $    67,292       $   615,000
Common stock issued in connection with acquisition of Kryptosima         $ 1,500,000       $        --
Reclassification of accrued liabilities to notes payable                 $    27,813       $        --


                See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ended June 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's June 30, 2002 Annual Report on Form 10-KSB.

Basis of Presentation
---------------------

Bentley Communications Corp. ("Bentley" or the "Company") was incorporated under the laws of the state of Florida in February 1992 and is developing methods which would allow consumers to make Internet payments via an ATM/Debit card, for online trading of securities.

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

The proposed service is also applicable to all e-commerce markets (all Internet merchants). Further, the proposed service is safer and more secure for consumers, as well as less costly for the merchant, as it allows payment information to securely bypass the retailer, who, therefore, does not gain access to the customers PIN number. This initiative was terminated in January 2003 and the Company is now pursuing an acquisition in the financial services arena, specifically electronic barter transactions and financial lead generation.

With this new strategic direction in place, Bentley introduced the trade name ATM@Home(TM), and began seeking customers and technology partners to help operate the service. After reviewing several potential partners, Bentley selected Gibraltar Clearing to provide certain intellectual property regarding services for the securities industry, and Kryptosima to provide key technology needed for the ATM@HOME system. An agreement with Gibraltar was concluded in June, prior to this reporting period. Negotiations with Kryptosima occurred during this reporting period. Bentley and Kryptosima initially assumed that nothing more than a traditional client/vendor relationship would be established, and a contract to that effect was executed around July 17. However, as discussions between the parties continued, they concluded that a combination of Bentley and Kryptosima would have tremendous synergies and began negotiations for Bentley to acquire Kryptosima. A letter of intent for Bentley to acquire Kryptosima was signed July 29, and a definitive agreement was signed August 20th. In order to provide Bentley with management familiar with the payments market that the Company has focused its efforts on, the acquisition agreement provided for Gordon Lee, Bentley's existing President and CEO, to step down and be replaced by Harry Hargens, President of Kryptosima upon completion of the acquisition.

On October 11, 2002, the management transition proposed in connection with the Kryptosima acquisition occurred. Further, Bentley and Kryptosima mutually agreed to amend the acquisition agreement on October 15 in order to structure the acquisition in a way intended to eliminate certain tax consequences for Kryptosima's shareholders. In January 2003, Bentley and Kryptosima terminated the business relationship and Bentley shifted its focus toward acquisitions in the financial services arena, specifically electronic barter transactions and financial lead generation.

Subsequent to December 31, 2002 the acquisition agreement between Bentley and Kryptosima was rescinded by mutual agreement of both parties. The rescission of the agreement calls for cancellation of 50,000,000 shares of Bentley common stock issued for the acquisition of Kryptosima. As of December 31, 2002 these shares were still issued and outstanding and the Company has recorded a total expense of $1,500,000 in order to recognize a loss in this transaction.

Results of Operations
---------------------

Three Months ended December 31, 2002 and 2001

REVENUES - For the three months ended December 31, 2002, there were no revenues compared to $63,000 in revenues for the same period last year. Revenues in 2001 consisted primarily of web hosting fees, website maintenance and consulting fees, which terminated after the Registrant completed its last contract in 2001. There were no revenues in 2002 as the registrant was in the process of restructuring its operations.

COSTS AND EXPENSES - General costs and expenses increased from $639,570 for the three months ending December 31, 2001 to $2,110,945 for the same period ending in 2002. The increase is largely attributable to consulting and professional fees of which $422,000 was paid with common stock of the Company. An additional $1,500,000 in expense which was paid for in stock was a result of recognizing the subsequent rescission of the Kryptosima acquisition earlier in the quarter.

Depreciation and amortization expense for the three-month period ending December 31, 2002 and 2001 was $175.

Six Months ended December 31, 2002 and 2001

REVENUES - For the six months ended December 31, 2002, there were no revenues compared to $127,740 in revenue for the same period last year. Revenues, which previously consisted of web hosting fees, website maintenance and consulting fees, terminated after the Registrant completed its last contract in 2001.

COSTS AND EXPENSES - General costs and expenses increased from $1,517,456 for the six months ending December 31, 2001 to $3,455,441 for the same period ending in 2002. The increase is largely attributable to consulting and professional fees of which $1,670,000 was paid with common stock of the Company. An additional $1,500,000 in expense which was also paid for in stock was a result of recognizing the subsequent rescission of the Kryptosima acquisition earlier in the October.

Depreciation and amortization expense for the six-month period ending December 31, 2002 and 2001 was $350.


Liquidity and Capital Resources
-------------------------------

As of December 31, 2002, the Company had a working capital deficit of $335,657 compared to a deficit of $399,187 at June 30, 2002, a decrease in deficit of $63,530. The decrease in deficit was primarily due to a mild reduction in liabilities from accrued expenses and a small increase in cash and equivalents on-hand.

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

The Company generated a cash flow deficit from operations of $237,754 for the six months ended December 31, 2002. Cash flow deficits from operating activities for the six months ended December 31, 2002 is primarily attributable to the Company's net loss from operations of $3,455,791 adjusted for depreciation and amortization of $350, common stock issued for services of $1,670,000 ,common stock issued in exchange for debt of $67,292, and common stock issued for the acquisition of Kryptosima of $1,500,000.

No cash flows were used in investing activities during the three months ended December 31, 2002.

Cash flow provided from financing activities was $274,860 during the six months ended December 31, 2002. The source of financing during the six months ended December 31, 2002 were from proceeds from related or third party advances and proceeds from the sale of common stock whose funds were utilized for working capital.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of December 31, 2002 there were approximately 226,830,764 shares of Common Stock outstanding, of which approximately 54,852,877 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.


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

ISSUANCE OF SHARES AND FURTHER DILUTION

The Company has continued to issue shares of its common stock to raise cash, settle debts and to compensate persons performing services on behalf of the Company. It is anticipated that this practice will continue during the next twelve months. Due to the Company's limited cash resources, additional shares will be issued to raise cash, settle debts and to compensate persons performing services on behalf of the Company. This practice causes dilution of the pro rata ownership of existing stockholders. Moreover, the Company will be required to issue additional shares of its capital stock to complete a business combination with an operating company. This will cause dilution of the pro rata ownership of existing stockholders.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) During December 2002, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

SALES OF UNREGISTERED SECURITIES.


During the period covered by this report, Bentley sold the following securities that were not registered under the Securities Act.

1. On October 16, 2002, Bentley issued 5,000,000 shares of its common stock to Gordon F. Lee under a Severance Agreement. The shares were issued with a Rule 144 legend. The transaction was exempt from registration under Section 4(2) of the Securities Act because it was a transaction by the issuer not involving any public offering.

2. During October 2002, Bentley sold 2,600,000 shares of its common stock to three accredited investors for gross proceeds of $82,500 pursuant to written subscription agreements. The shares were issued with a Rule 144 legend. The transaction was exempt from registration under Section 4(2) of the Securities Act because it was a transaction by the issuer not involving any public offering.

3. In October 2002, Bentley entered into debt settlement agreements with four persons and exchanged 2,899,040 shares of its common stock to settle outstanding debts of approximately $87,000. The shares were issued with a Rule 144 legend. The transaction was exempt from registration under Section 4(2) of the Securities Act because it was a transaction by the issuer not involving any public offering.

4. In October 2002, Bentley issued 50,000,000 shares of its common stock to its wholly-owned subsidiary Kryptosima Acquisition Corp. The shares were issued with a Rule 144 legend. The transaction was exempt from registration under Section 4(2) of the Securities Act because it was a transaction by the issuer not involving any public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The exhibits required by Item 601 of Regulation S-B are included below.

No.      Description
---      -----------
10.1     Stock for Stock Acquisition Agreement*
10.2     Amendment to Stock for Stock Acquisition Agreement*
10.3     Severance Agreement*
*Previously filed as an exhibit to the Form 8-K dated October 14, 2002

(b) Reports on Form 8-K.
    --------------------

         Bentley filed a report on Form 8-K dated October 14, 2002 to announce the acquisition of Kryptosima LLC and certain management changes.

         Bentley filed a report on Form 8-K/A dated December 20, 2002 to include financial statements related to the acquisition of Kryptosima LLC.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BENTLEY COMMUNICATIONS CORP.



Dated:  February 19, 2003                        By: /s/Gordon Lee
                                                 -----------------
                                                 Name: Gordon F. Lee
                                                 Title: President, Principal
                                                 Accounting Officer and Director

                                  CERTIFICATION
                                  -------------

I, Gordon F. Lee, certify that:

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

Date: February 19, 2003

                                                 /s/ Gordon F. Lee
                                                 -----------------
                                                 Name: Gordon F. Lee
                                                 Title: President, Principal
                                                 Accounting Officer and Director