Form 10QSB
period 2003-03-31
BENTLEY COMMUNICATIONS CORP/DE
filed 2003-05-21
CIK 1091964

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [   ]    TRANSITION REPORT UNDER SECTION 13 of 15(d) OF
                  THE EXCHANGE ACT

For the transition period from ___________________ to __________________

Commission File Number: 000-27347

                          BENTLEY COMMUNICATIONS CORP.
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

                    Issuer's telephone number: (310) 445-2599

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]           No [  ]

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.001 par value                       231,830,764
       (Class)                              (Outstanding as of May 21, 2003)

Transitional Small Business Disclosure Format (check one); __________   ________

                          BENTLEY COMMUNICATIONS CORP.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                     QUARTERLY PERIOD ENDING MARCH 31, 2003


TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE SHEETS:
                  MARCH 31, 2003 AND JUNE 30, 2002.............................3

                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
                  FOR THE THREE AND NINE MONTHS ENDED
                  MARCH 31, 2003 AND 2002......................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  FOR THE NINE MONTHS ENDED
                  MARCH 31, 2003 AND 2002......................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  INFORMATION..................................................6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS..........................7

         ITEM3. CONTROLS AND PROCEDURES.......................................12

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...........................................13

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................13

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................13

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS..............................13

         ITEM 5.  OTHER INFORMATION...........................................13

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................13

SIGNATURES....................................................................13


PART I - FINANCAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                    BENTLEY COMMUNICATIONS, CORP.
                                CONDENSED CONSOLIDATED BALANCE SHEETS



 ASSETS                                                              (UNAUDITED)         (AUDITED)
                                                                   March 31, 2003      June 30, 2002
                                                                    -------------      -------------
 Current Assets:
 Cash and Equivalents                                               $         14       $         30
                                                                    -------------      -------------
 Total Current Assets                                                         14                 30

 Property, Plant and Equipment

 Furniture and Equipment                                                   3,500              3,500

 Less: Accumulated Depreciation                                            2,228              1,703
                                                                    -------------      -------------

                                                                           1,272              1,797


 Total Assets                                                       $      1,286       $      1,827
                                                                    =============      =============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

 Current Liabilities:
 Accounts Payable and Accrued Liabilities                           $    365,811       $    271,898
 Notes Payable                                                           101,813             80,000
 Due to Related Parties                                                      418             47,319
                                                                    -------------      -------------

                                                                         468,042            399,217

Commitments and Contingencies                                                 --                 --

Deficiency in Stockholders' Equity:
Preferred Stock, par value $.0001 per share; 20,000,000 shares
authorized; none issued at March 31, 2003 and June 30, 2002                   --                 --
Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 221,830,764 shares and 128,831,724 shares issued and outstanding at March 31, 2003 and June 30, 2002,
respectively                                                              22,183             12,883

Common Stock Subscription                                                     --           (300,000)
Additional Paid-In-Capital                                            11,470,101          7,908,929
 Accumulated Deficit                                                 (11,959,040)        (8,019,202)
                                                                    -------------      -------------

                                                                        (466,756)          (397,390)
                                                                    -------------      -------------
 Total Liabilities and Deficiency in Stockholders' Equity           $      1,286       $      1,827
                                                                    =============      =============

           See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                          BENTLEY COMMUNICATIONS, CORP.
                                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                   (UNAUDITED)

                                            For The Three Months Ended            For The Nine Months Ended
                                                    March 31,                             March 31,
                                             2003                2002               2003                2002
                                             ----                ----               ----                ----
Revenues:
Web hosting and consulting fees          $          --       $          --       $          --       $     127,740

Operating expenses:
Selling, general and administrative            483,872             362,719           3,939,313           1,880,175
Depreciation and amortization                      175                 175                 525                 525
                                         --------------      --------------      --------------      --------------
Total operating expenses                       484,047             362,894           3,939,838           1,880,770

Operating loss                                (484,047)           (362,894)         (3,939,838)         (1,752,960)

Income (taxes) benefit                              --                  --                  --                  --
                                         --------------      --------------      --------------      --------------

Net loss                                 $    (484,047)      $    (362,894)      $  (3,939,838)      $  (1,752,960)
                                         ==============      ==============      ==============      ==============

Loss per common share
(basic and assuming dilution)            $       (0.00)      $       (0.01)      $       (0.02)      $       (0.04)
                                         ==============      ==============      ==============      ==============


Weighted average shares outstanding        212,997,431          54,946,724         188,720,193          40,318,768


                See Accompanying Notes to Unaudited Condensed Consolidated Financial Information


                          BENTLEY COMMUNICATIONS, CORP.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       For The Nine Months Ended March 31
                                                                             2003              2002
                                                                         ------------      ------------
Cash flows from operating activities:
Net loss from operating activities                                       $(3,939,838)      $(1,752,960)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depreciation                                                                     525               525
Loss on disposal of fixed assets                                                  --                --
Common stock issued in exchange for services rendered                      2,021,500         1,384,560
Common stock issued in connection with acquisition of Kryptosima           1,500,000                --
Common stock issued in exchange for debt                                      67,292           715,000
Reclassification of accrued liabilities to notes payable                      27,813                --
Increase (decrease) in:
Accounts payable and accrued liabilities                                      48,414          (247,061)
Unearned revenue                                                                  --          (126,000)
Cash disbursed in excess of available funds                                       --           (31,287)
                                                                         ------------      ------------
Net cash provided by (used in) operating activities                         (274,294)          (57,223)

Net cash provided by (used in) investing activities                               --                --

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                              253,000            68,500
Proceeds from common stock issued in advance                                      --            75,000
Proceeds from notes payable                                                       --           492,438
Repayment of notes payable                                                    (6,000)               --
Repayment of related parties advances                                         (5,672)         (578,385)
Proceeds from related parties advances                                        32,950                --
                                                                         ------------      ------------
Net cash provided by (used in) financing activities                          274,278            57,553

Net increase (decrease) in cash and cash equivalents                             (16)              330
Cash and cash equivalents at beginning of period                                  30                --
                                                                         ------------      ------------
Cash and cash equivalents at end of period                               $        14       $       330
                                                                         ============      ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                     $        --       $        --
Cash paid during period for taxes                                        $        --       $        --
Common stock issued for services                                         $ 2,021,500       $ 1,384,560
Common stock issued for debt                                             $    67,292       $   715,000
Common stock issued in connection with acquisition of Kryptosima         $ 1,500,000       $        --
Reclassification of accrued liabilities to notes payable                 $    27,813       $        --

           See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                          BENTLEY COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2002 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation
---------------------

Bentley Communications Corp. ("Bentley" or the "Company") was incorporated under the laws of the state of Florida in February 1992 and is engaged in the business of casino gaming, sports book, horseracing, and bingo via the Internet. The Company is also developing methods that would allow consumers to make Internet payments via an ATM/Debit card, for online trading of securities.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Kyrenia Acquisition Corp., Twirlme.com, Inc., Legends Surfboards, Inc. and Omnibomb Corp. All subsidiaries are currently non-operative. Significant intercompany transactions have been eliminated.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

Stock Based Compensation
------------------------

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended December 31, 2002 and for the quarter ended March 31, 2003. The Company has no awards of stock-based employee compensation outstanding at March 31, 2003.

New Accounting Pronouncements
-----------------------------

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." Interpretation 46 changes the criteria by which one company includes another entity in its consolidated financial statements. Previously, the criteria were based on control through voting interest. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. A company that consolidates a variable interest entity is called the primary beneficiary of that entity. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption to have a material impact to the Company's financial position or results of operations.

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

The proposed service is also applicable to all e-commerce markets (all Internet merchants). Further, the proposed service is safer and more secure for consumers, as well as less costly for the merchant, as it allows payment information to securely bypass the retailer, who, therefore, does not gain access to the customers PIN number. This initiative was terminated in January 2003 and the Company is now pursuing an acquisition in the financial services arena, specifically electronic barter transactions and financial lead generation. The Company is still applying its expanded ATM online technology.

Originally, Bentley introduced the trade name ATM@Home(TM), and began seeking customers and technology partners to help operate the service. After reviewing several potential partners, Bentley selected Gibraltar Clearing to provide certain intellectual property regarding services for the securities industry, and Kryptosima to provide key technology needed for the ATM@HOME system. An agreement with Gibraltar was concluded in June 2002. Negotiations with Kryptosima occurred during this reporting period. Bentley and Kryptosima initially assumed that nothing more than a traditional client/vendor relationship would be established, and a contract to that effect was executed around July 17. However, as discussions between the parties continued, they concluded that a combination of Bentley and Kryptosima would have tremendous synergies and began negotiations for Bentley to acquire Kryptosima. A letter of intent for Bentley to acquire Kryptosima was signed July 29, and a definitive agreement was signed August 20th. In order to provide Bentley with management familiar with the payments market that the Company has focused its efforts on, the acquisition agreement provided for Gordon Lee, Bentley's existing President and CEO, to step down and be replaced by Harry Hargens, President of Kryptosima upon completion of the acquisition.

On October 11, 2002, the management transition proposed in connection with the Kryptosima acquisition occurred. Further, Bentley and Kryptosima mutually agreed to amend the acquisition agreement on October 15 in order to structure the acquisition in a way intended to eliminate certain tax consequences for Kryptosima's shareholders. In January 2003, Bentley and Kryptosima terminated the business relationship and Bentley shifted its focus toward acquisitions in the financial services arena, specifically electronic barter transactions and financial lead generation where a more significant profit margin exists with the ability to use its pre-existing payment technology.

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

Results of Operations
---------------------

Three Months ended March 31, 2003 and 2002

REVENUES - For the three months ended March 31, 2003 and 2002, the Company generated no revenues. Revenues in 2002 consisted primarily of web hosting fees, website maintenance and consulting fees, which terminated after the Registrant completed its last contract in 2001. There were no revenues in 2003 as the registrant was in the process of restructuring its operations.

COSTS AND EXPENSES - General costs and expenses increased from $362,719 for the three months ending March 31, 2002 to $483,872 for the same period ending in 2003. The increase is largely attributable to consulting and professional fees of which $351,500 was paid with common stock of the Company.

Depreciation and amortization expense for the three-month period ending March 31, 2003 and 2002 was $175.

Nine Months ended March 31, 2003 and 2002

REVENUES - For the nine months ended March 31, 2003, there were no revenues compared to $127,740 in revenue for the same period last year. Revenues, which previously consisted of web hosting fees, website maintenance and consulting fees, terminated after the Registrant completed its last contract in 2001.

COSTS AND EXPENSES - General costs and expenses increased from $1,880,175 for the nine months ending March 31, 2002, to $3,939,313 for the same period ending in 2003. The increase is largely attributable to consulting and professional fees of which $2,021,500 was paid with common stock of the Company. An additional $1,500,000 in expense which was also paid for in stock was a result of recognizing the subsequent rescission of the Kryptosima acquisition earlier in the October.

Depreciation and amortization expense for the nine-month period ending March 31, 2003 and 2002 was $525.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, the Company had a working capital deficit of $468,028 compared to a deficit of $399,187 at June 30, 2002, an increase in deficit of $68,841. The increase in deficit was primarily due to a mild increase in liabilities from accrued expenses and a small decrease in cash and equivalents on-hand.

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

The Company generated a cash flow deficit from operations of $274,294 for the nine months ended March 31, 2003. Cash flow deficits from operating activities for the nine months ended March 31, 2003 is primarily attributable to the Company's net loss from operations of $3,939,838 adjusted for depreciation and amortization of $525, common stock issued for services of $2,021,500, and common stock of $1,500,000 issued in connection with acquisition of Kryptosima.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southwestern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

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

LIMITED PUBLIC MARKET, POSSIBLE VOLATILITY OF SHARE PRICE.

The Company's Common Stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of May 20, 2003 there were 231,830,764 shares of Common Stock outstanding, of which approximately 113,327,877 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by the Company or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the volatility of the Company's stock price.

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

Item 3.  Controls and Procedures.

(a) On March 31, 2003, we made an evaluation of our disclosure controls and procedures. In our opinion, the disclosure controls and procedures are adequate because the systems of controls and procedures are designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows for the respective periods being presented. Moreover, the evaluation did not reveal any significant deficiencies or material weaknesses in our disclosure controls and procedures.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect these controls since the last evaluation.

PART II:  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  NONE

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  NONE

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  NONE

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE

ITEM 5.           OTHER INFORMATION

                  NONE

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                           No.     Description
                           ---     -----------

                           99.1     Certification of Gordon F. Lee Pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of
                                    2002 (filed herewith).

         (b) Reports on Form 8-K filed during the three months ended March 31, 2003.

                                    NONE



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 20, 2003.            Bentley Communications Corp.


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

Date: May 20, 2003
                                /s/ Gordon F. Lee
                                -----------------
                                Name: Gordon F. Lee
                                Title: President, Principal Accounting Officer and Director