Form 10KSB
period 2003-06-30
BENTLEY COMMUNICATIONS CORP/DE
filed 2003-10-14
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                FOR JUNE 30, 2003

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

Yes  [X]             No  [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. None.


Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 9, 2003. $9,574,626.74
-----------------------------------------------

Number of outstanding shares of the registrant's par value $.0001 common stock, as of October 9, 2003. 358,560,764
----------------------------------

                                    BENTLEY COMMUNICATIONS CORP.
                                            FORM 10-KSB
                                               INDEX

                                                                                               Page
                                                                                               ----
                                               Part I
Item 1.           Business...................................................................... 3

Item 2.           Description of Property....................................................... 9

Item 3.           Legal Proceedings............................................................. 9

Item 4.           Submission of Matters to a Vote of Security Holders...........................10

                                              Part II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.......................................................................10

Item 6.           Management's Discussion and Analysis..........................................12

Item 7.           Financial Statements and Supplementary Data...................................16

Item 8.           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...........................................16

                                            Part III

Item 9.           Directors, Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act.............................16

Item 10.          Executive Compensation........................................................18

Item 11.          Security Ownership of Certain Beneficial Owners and Management................19

Item 12.          Certain Relationships and Related Transactions................................20

Item 13.          Exhibits and Reports on Form 8-K..............................................20

Item 14.          Controls and Procedures.......................................................21

Signatures......................................................................................22

                                                 2

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

Bentley's initial operations focused on creating an international business-to-business (B2B) and wholesale sourcing network. This included e-commerce based retail and wholesale sales and distribution for consumer and industrial product oriented non-U.S. based companies, initially in Asia and the Pacific Rim. In connection with these operations, the company created buynetonline.com, an interactive shopping, supply, and gateway resource on the Internet and purchased buynetplaza.com, a fully functioning E-commerce internet website with an existing customer base and hundreds of sourced products. These operations were abandoned in 2001.

For most of fiscal 2002, Bentley's business plan was to provide legalized online gaming in the United States with particular emphasis on California. Due to the enormous legal and political hurdles experienced in the online gaming industry, in late 2002, Bentley reorganized the company's plan to provide online payment services, such as its trademarked ATM@HOME, to e-commerce retailers and service providers. Bentley sought to provide this service to customers of online brokerage firms with future operations envisioned to include issuance of co-branded debit cards for brokers' clients, which can be tied to the ATM@HOME system for use at other Web sites.

In the second half of fiscal 2003, Bentley, which has historically focused on the implementation of alternative financial transactions and ecommerce services, identified an opportunity to become the domestic leader in the fast-growing trade and barter industry. In barter it saw a chance to apply proprietary e-commerce systems to enable barter exchanges, and the companies that barter through them, access round the clock to a user-friendly, online trade exchange.

This may enable Bentley to become the online market maker for the barter industry -- a neutral intermediary that brings together fragmented multiple groups of buyers and sellers online.

BUSINESS

CORPORATE OVERVIEW

Bentley's structure and major subsidiaries are as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

BENTLEY COMMUNICATIONS CORP.
(Florida, USA)

Kryptosima Acquisition Corp.
(100% owned)
(Georgia, USA)

TWIRLME.COM INC.
(100% OWNED)
(NEVADA, USA)

LEGENDS SURFBOARDS INC.
(100% OWNED)
(NEVADA, USA)

OMNIBOMB CORP.
(100% OWNED)
(NEVADA, USA)

At June 30, 2003 all subsidiaries were non-operational.

GENERAL OPERATIONS

BUSINESS STRATEGY

OVERVIEW

Bentley has historically focused on alternative financial transactions and ecommerce services. During fiscal 2003 it began to direct its activities towards the "trade" and "barter" industry. This may represent an ideal opportunity to apply proprietary systems to enable barter exchanges, and the companies that barter through them, access round the clock to a user-friendly, online trade exchange - tailored to their needs. With this in mind, Bentley began to develop and implement a plan to become the domestic leader in the fast growing trade and barter industry.

BUSINESS STRATEGY

Bentley is a business to business Internet e-commerce company that seeks to establish a new marketplace and distribution channel for worldwide barter and trade. In order to accomplish this, Bentley will create a trade clearinghouse for barter companies, their members and clients, through the development of a seamlessly integrated family of online barter services. It envisions that most barter transactions can be handled in real time, using proprietary software that Bentley is developing or acquiring. The outcome will be to transform and redefine the commercial barter industry as it exists today by enabling barter exchanges, and their members and clients, to trade interactively with each other online.

BUSINESS MODEL

Bentley intends to serve as a clearinghouse for barter trades for Fortune 500 trading partners, scores of existing retail barter exchanges that serve companies of all sizes, corporate barter companies that serve large multi-national corporations, trade associations and their member companies, and media and travel agencies. Bentley anticipates that the exchanges and barter companies that utilize its services will bring with them their members and clients.

Aggregating barter companies is fundamental to Bentley's strategy because it should provide the maximum amount of inventory and trading partners in the shortest time, at the least amount of additional cost. By providing a full range services to intermediaries, such as independent barter companies and exchanges, this should offer the incentive for them to bring their members and clients with them. These member clients and firms of the intermediaries are the companies that will actually trade online using Bentley's exchange.

Within two years, Bentley expects to add consumers, initially as buyers only, to build a larger sales base for the inventory that exchange members and corporate barter companies wish to sell. Bentley plans to issue a co-branded credit card to facilitate both sales to consumers and sales between companies that are not in the same trade exchange.

THE INDUSTRY

Barter, or cashless trade, serves certain business purposes more effectively than cash-based transactions. Specifically, companies use barter to sell slow-moving or surplus inventory at full price, capitalize excess inventory to finance purchases, put excess production capacity to use, generate new sales, customers and markets while conserving cash, and do business in countries with unstable currencies.

Barter companies typically use a trade credit, accounted for as $1, as the basis of exchange. Each active barter client establishes a barter currency account using barter debits and credits. U.S. Barter companies issue 1099B forms to the IRS and their clients to report income from barter transactions.

The industry is composed of three sectors:

o RETAIL BARTER serves small to mid-sized business owners, who are members of local trade exchanges through which they conduct barter transactions. Trade exchanges act as third-party record-keepers with the same fiduciary responsibilities as bankers and securities brokers.

o CORPORATE TRADE involves a corporate barter company that purchases inventories for trade credits from large client companies. They fulfill the credits by providing goods or services requested by the clients.

o COUNTERTRADE, by far the largest segment, is barter involving companies or governments in different countries. No brokers are involved, so this represents an untapped sector for future services.

MARKET SIZE

The International Reciprocal Trade Association estimates that just in the U.S., over 470,000 companies actively participate in barter for a total of over $12 billion in annual sales. Over 65% of the corporations listed on the New York Stock Exchange are presently using barter to reduce surplus inventory, bolster sales and ensure that production facilities run at near capacity. The U.S. Department of Commerce estimates that 20 to 25% of world trade is now barter, and corporate barter is already a growing $20 billion worldwide industry.

MARKETING PLAN

At the outset, Bentley will target the (1) retail and (2) corporate trade sectors to benefit both trading partners and their brokers. It will begin development of its online proprietary barter exchange software with an integrated payment system. For the retail barter, Bentley is seeking to acquire or affiliate with barter trade exchanges that can use this platform. For corporate trade, it plans to launch a corporate trade division though a strategic alliance with an established international trade finance and corporate barter company.

COMPETITION

Two types of competition exist: cash-based sales outlets for surplus inventory, both online and off, and barter companies both online and off. All could also be potential Bentley allies since it can provide them with additional potential buyers and affiliates. Few, if any, competitors are believed to aggregate barter companies and compete directly with Bentley's business model.

o CASH-BASED SALES OUTLETS FOR SURPLUS INVENTORY - Cash-based sales outlets for surplus inventory represent an alternative to Bentley, including emerging online market makers for specific industrial markets and auctions, both online and off. Bentley offers advantages over auctions by preserving brand integrity and delivering full dollar value to sellers.

o BARTER COMPANIES - Several online barter companies are known to be in various stages of formation. All seem to be in the development stage and insufficient comprehensive information is available about them to make any analysis. However, all are believed to be barter companies rather than a market maker serving other barter companies, as Bentley does, so they may also represent potential affiliates. Bentley should offer great advantages over traditional barter companies through aggregated inventories, a common trade currency, automated processes, and an escrow system that makes all transactions more reliable and secure.

COMPETITIVE ADVANTAGE

Management believes that being the first to market comprehensive integrated services, ramping up quickly, offering a superior viewer experience, locking in key local trade exchanges, corporate barter companies and participating buyers and sellers, and deploying proprietary software may give Bentley a competitive edge to achieving and holding a market leadership position.

REVENUE

The Bentley business model contemplates eleven potential revenue streams:

o Trading (transaction) fees on all trades executed or cleared through the BarterDollars.com website.

o Set-up and monthly subscription fees paid by participating companies, trade exchanges and affiliated brokers. (2 streams)

o Revenue share from Bentley managed private label co-branded barter marketplaces, such as with trade associations.

o Fees on new credit cards issued and basis points on outstanding balances paid by the financial institution that issues co-branded credit cards. (2 streams)

o Finders fees paid by corporate trade companies on transactions introduced by Bentley.

o Transaction fees from seller on the buy side of corporate procurement and the spread between the selling price and cash cost on the sell side of corporate procurement. (2 streams)

o Licensing fees and ongoing revenue share from International Licensees. (2 streams)

There are no assurances that any of these revenue streams may prove to be viable. As of June 30, 2003, Bentley had not implemented its current business plan.

EMPLOYEES

As of June 30, 2003, Bentley had one employee but has retained the management services of outside consultants for operations, administration and general office management duties.

OTHER MATTERS

Bentley is in the process of applying for a trademark on the ATM@Home name.

Over the last two years, Bentley has spent $510,000 on research and development activities.

AGREEMENTS WITH SERVICE PROVIDERS

On June 6, 2003, Bentley entered into an agreement with American IDC Corp. whereby American IDC Corp. will provide future programming, website development, design and hosting services for its barter websites. Bentley issued 10,000,000 of restricted common stock to American IDC in exchange for these services. Gordon Lee, an officer and director of Bentley is also an officer, the sole director and a controlling shareholder of American IDC Corp.

Bentley also entered into an agreement with BBX Services, Inc. for management consulting services rendered from January 2003 to June 2003. Compensation was $30,000.00 per month, payable in cash or restricted common stock. Gordon Lee, an officer and director of Bentley is also an officer, the sole director and a controlling shareholder of BBX Services, Inc.

SUBSEQUENT EVENTS

APPOINTMENT OF ROBERT SCHUMACHER, PRESIDENT AND COO

On July 29, 2003, Bentley appointed Robert Schumacher, an internet and marketing executive, as its President and Chief Operating Officer. Over the past decade, Mr. Schumacher has launched a number of companies ranging from internet design, hosting and marketing, to online software, to the design of medical devices, as well as developing the marketing strategies and online presence for a host of other organizations. Prior to this, Mr. Schumacher was vice president of marketing planning, merchandising and retail development for Pennsylvania House, a division of a Fortune 500 company. He joined them after leaving National Home Furnishings Association where for ten years he was publisher of its industry magazine as well as its associate executive vice president. For eight years preceding this, he was President of Centrum Corporation, a Washington, D.C. headquartered consulting firm he founded with satellite offices in Europe. It served a wide range of companies, national and international trade associations, and public service organizations, providing them with marketing, advertising, design, public relations, documentary film production and conference organization.

ACQUISITION OF CRUMP BARTER NETWORK

On August 29, 2003, Bentley entered into an Asset Purchase Agreement with Crump Barter Systems, Inc., whereby Bentley agreed to purchase all of the assets of Crump, including the sole and exclusive use of the name "Crump Barter", all right, title and interest in and to the website "www.crumpbarter.com", the Crump Barter system, including its 180 affiliates and alliances, trade receivables and trade payables, fixed assets, all goodwill, real property, personal property, choses in action, and intangible or intellectual property in which Crump has a right or interest or the right to acquire an interest (collectively the "ASSETS").

As consideration for the Assets, Bentley agreed to the following: the issuance of 10,000,000 shares in the capital stock of the registrant and the sum of $110,000 cash or cash equivalent, payable as follows: (i) the sum of $10,000.00 payable on or before the date of execution of the agreement, which amount has been paid; and (ii) payment of the sum of $10,000 in cash or cash equivalent on the one month anniversary of the closing of the purchase; and (iii) payment of an additional $10,000 on the subsequent one month anniversary dates of the closing date, for a period of ten months until the entire $110,000.00 has been paid. On the Closing Date, as defined in the agreement, Bentley will provide to Crump a Promissory Note representing the $100,000 owed as of the closing. The purchase of the assets is subject to Bentley receiving from Crump audited financial statements and pro forma financial statements, if necessary.

In accordance with the Asset Purchase Agreement, Bentley agreed to retain Joe Crump, the sole shareholder of all of the issued and outstanding shares of Crump, as manager of a wholly-owned subsidiary of Bentley to operate the Crump bartering system. As set forth in the Management Agreement dated August 4th, 2003, Bentley agreed to retain Crump for a term of 12 months from the closing of the purchase of the Assets for $10,000 per month.

With its predominantly North American network of 180 local barter exchanges and approximately 50,000 merchant members that trade through them, Crump's growing membership represents approximately 30 percent of the barter exchanges in the USA and about 50 percent of those in Canada. It was founded in 1998 to bring efficiencies to the barter industry by providing a clearinghouse through which members of different barter exchanges worldwide can make available each other's inventory and services and trade seamlessly with one another.

STRATEGIC ALLIANCE WITH INTERTRADE CAPITAL GROUP

On September 11, 2003, Bentley entered the corporate barter business by launching a corporate trade division through a strategic alliance with Intertrade Capital Group, Ltd., an international trade finance and corporate barter company.

The agreement in principle will complement Bentley's agreement with Crump, with Intertrade's team of international trade finance and corporate barter specialists. Bentley's new division will enable the individual exchanges within the Crump Barter Network to initiate corporate trade and to obtain the resources necessary to successfully complete transactions. Bentley will also execute corporate trades that originate from sources outside of the Crump Network.

Bruce Kamm, managing director of Intertrade Capital Group, will manage Bentley's corporate trade division. As part of the strategic alliance, Intertrade will provide Bentley with the ability to facilitate trading under its corporate accounts receivable trading format. Intertrade will market and promote Bentley's corporate and industrial trading business and will negotiate and enter into Accounts Receivable Purchase Agreements. Intertrade will also manage the utilization or unwinding of cash credits by providing Bentley's corporate and industrial trade clients with cash equivalent credit spending opportunities.

ITEM 2.  DESCRIPTION OF PROPERTY

Bentley's corporate headquarters are at 11301 Olympic Blvd., Suite 680, Los Angeles, CA 90064. The company's corporate address consists of an executive location for receipt of correspondence and business functions on an as needed basis. Bentley believes this arrangement will be adequate for its current requirements.

As of June 30, 2003, Bentley had the following tangible assets.

(a)  Real Estate                   None

(b)  Furniture, Equipment, and
     Leasehold improvements        $3,500 (less $2,403 accumulated depreciation)

ITEM 3.  LEGAL PROCEEDINGS

Legal action has been commenced against Bentley and its Chief Executive Officer, Gordon Lee, have been by Victor Nguyen (the "Plaintiff"), Case No. SC077312, in Los Angeles, Superior Court for breach of written contract, fraud and negligent misrepresentation. The case stems from a Settlement Agreement and General and Mutual Release regarding rent due on 9800 Sepulveda Blvd. Ste. 625, Los Angeles, CA and other obligations set forth in the settlement. The claim is for damages in accordance with the proof, return to the Plaintiff of 500,000 shares of Bentley stock surrendered pursuant to the agreement and for punitive damages.

Subsequent to June 30, 2003, the court entered a default judgment against Gordon Lee on July 15, 2003. Mr. Lee is bringing a motion to set aside the default on the grounds that he did not have actual notice in time to defend and the default was not caused by Mr. Lee's avoidance of service or inexcusable neglect. The hearing is set for October 30, 2003. Bentley answered on July 23, 2003. Both Bentley and Gordon Lee are working toward settlement of the matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "BTLY". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Bentley's common stock for the fiscal years ended June 30, 2003 and 2002 as follows:

Bid

2003

                                             High             Low
                                             ----             ---

First Quarter                                 .18             .03
Second Quarter                                .07             .01
Third Quarter                                 .03             .01
Fourth Quarter                                .02             .01


2002

                                             High             Low
                                             ----             ---

First Quarter                                 .20             .06
Second Quarter                                .08             .02
Third Quarter                                 .06             .03
Fourth Quarter                                .18             .03

(b) As of June 30, 2003, Bentley had approximately 692 shareholders of record of the common stock.

(c) No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. Bentley does not anticipate or intend upon paying dividends for the foreseeable future.

(d) Securities Authorized for Issuance under Equity Compensation Plans

This information is located in Item 11, Security Ownership of Certain Beneficial Owners and Management.

(e) Recent Sales of Unregistered Securities.

On June 6, 2003, Bentley issued 4,000,000 restricted shares of common stock to Novak Capital for investor relations services. The shares were valued at $.0074 per share and were intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 6, 2003, Bentley issued 500,000 shares to Ken Ghiz, an investor, for $.0074 per share or total proceeds of $5,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 6, 2003, Bentley issued 15,000,000 shares to Marshall Richardson in exchange for a combination of cash and barter card guarantees. These shares have not yet been delivered pending receipt of certain documentation by the company. The shares were valued at $.0074 per share and were intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 6, 2003, Bentley issued 10,000,000 shares to American IDC Corp. in payment for future programming, website design and development and hosting services. These shares were valued at $33,000 and were intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 6, 2003, Bentley issued 5,000,000 shares to Richard O. Weed, a consultant, for legal and financial consulting services. Theses shares were valued at $.0075 per share and were intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 6, 2003, Bentley issued 10,000,000 shares to BBX Services, Inc. for management consulting services rendered from January 2003 to June 2003. Compensation to BBX Services was $30,000.00 per month, payable in cash or in the company's 144 restricted stock, as determined by the Company. These shares were valued at $.0074 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 6, 2003, Bentley issued 1,000,000 shares to Dr. Edward Von Borstel, an investor, in exchange for a promissory note in the amount of $66,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 30, 2003, the company issued to Tristan Cavato, a consultant, 1,000,000 shares of common stock for consulting services rendered. The shares were valued at $.0074 per share and were intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On June 30, 2003, the company issued 2,500,000 shares to Steve Kelley, a consultant, for consulting services rendered. The shares were valued at $.0074 per share and were intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

Beginning in fiscal year 2002 and ending in the second quarter of fiscal year 2003, Bentley focused on developing a service to allow consumers to make Internet payments, via an ATM/Debit card from home or office. Due to management's experience in the securities industry, particular emphasis was placed on enabling online brokers to accept real-time ATM card payments for online purchases of securities. As it became apparent that the proposed service could be applicable to a wider range of e-commerce markets (Internet merchants), Bentley began to assess new opportunities. In January 2003, the company decided to focus on acquisitions in the financial services arena, specifically electronic barter transactions and financial lead.

KRYPTOSIMA AND ATM@ HOME

Bentley introduced the trade name ATM@Home(TM), and in fiscal 2003 began seeking customers and technology partners to help operate the service. After reviewing several potential partners, Bentley reached an agreement with Gibraltar in June 2002 to provide certain intellectual property regarding services for the securities industry, and Kryptosima to provide key technology needed for the ATM@HOME system. Bentley and Kryptosima on July 17, 2002 executed a traditional client/vendor contract, and on July 29, 2002, entered into a letter of intent whereby Bentley would acquire Kryptosima, with a definitive agreement signed August 20, 2002. The acquisition agreement provided for Gordon Lee, Bentley's existing President and CEO, to step down to be replaced by Harry Hargens, President of Kryptosima upon completion of the acquisition.

On October 11, 2002, the management transition proposed in connection with the Kryptosima acquisition occurred. Further, Bentley and Kryptosima mutually agreed to amend the acquisition agreement on October 15, 2002 in order to structure the acquisition in a way intended to eliminate certain tax consequences for Kryptosima's shareholders. Subsequent to December 31, 2002 the acquisition agreement between Bentley and Kryptosima was rescinded by mutual agreement of both parties. The rescission of the agreement calls for cancellation of 50,000,000 shares of Bentley common stock issued for the acquisition of Kryptosima. As of June 30, 2003 these shares were still issued and outstanding and the Company has recorded a total expense of $1,500,000 in order to recognize a loss in this transaction.

In January 2003, Bentley began to focus entirely on the barter and trade industry.

BARTERCARD USA & FNIN

In January, Bentley began the process to acquire Bartercard USA, which holds the American licensing rights for Bartercard International, and an associated company, First National Information Network ("FNIN"), specializing in the identification and marketing of financial sales leads through telemarketing. As Bentley progressed through the due diligence process, it felt that these acquisitions were not consistent with its business plans, which is focused on a state-of-the-art online barter exchange that melds other exchanges into it, rather than "brick and mortar" businesses emphasized by Bartercard International and Bartercard USA. Moreover, Bentley felt FNIN's business of generating leads through outbound telemarketing calls might be severely impacted by the Federal "do-not-call" registry that went into effect in 2003. A mutual agreement terminated the acquisition discussions.

SUBSEQUENT EVENTS

To begin its strategy of aggregating barter companies, on August 29, 2003, Bentley entered into an agreement to acquire the assets of Crump Barter Systems Inc., with its predominantly North American network of 180 local barter exchanges and approximately 50,000 merchant members that trade through them. Joe Crump will be on the Bentley executive staff and manage its retail barter operations. Crump's growing membership represents approximately 30 percent of the barter exchanges in the USA and about 50 percent of those in Canada. It was founded in 1998 to bring efficiencies to the barter industry by providing a clearinghouse through which members of different barter exchanges worldwide can make available each other's inventory and services and trade seamlessly with one another industry.

To begin its corporate strategy, on September 11, 2003, Bentley entered into an agreement in principle launching a corporate trade division through a strategic alliance with Intertrade Capital Group, Ltd., an international trade finance and corporate barter company. Bentley's new division will enable the individual exchanges within the Crump Barter Network to initiate corporate trade and to obtain the resources necessary to successfully complete transactions. Bentley will also execute corporate trades that originate from sources outside of the Crump Network. Bruce Kamm, managing director of Intertrade Capital Group, will manage Bentley's corporate trade division. As part of the strategic alliance, Intertrade will provide Bentley with the ability to facilitate trading under its corporate accounts receivable trading format. Intertrade will market and promote Bentley's corporate and industrial trading business and will negotiate and enter into Accounts Receivable Purchase Agreements. Intertrade will also manage the utilization or unwinding of cash credits by providing Bentley's corporate and industrial trade clients with cash equivalent credit spending opportunities.

Revenues
--------
For the year ended June 30, 2003 and 2002, revenues from operations totaled $0 and $127,740, respectively. Bentley reported a net loss from operations of $4,613,910 in 2003 and $2,941,447 in 2002. The decrease in revenue was attributable to the close of the web-hosting business.

Costs and Expenses
------------------
As Bentley transitions from a development stage to an operating company, Bentley has incurred significant operating deficits, which have decreased Bentley's working capital. Company management believes this trend will have a material impact on Bentley's short-term and long-term liquidity. Management expects to fund this decrease in liquidity through the proceeds of loans from significant shareholders and the private placement of its stock. Management believes income from continuing operations may be materially impacted by the transition from a development stage to an operating company. Selling, general and administrative expenses increased from $2,547,985 in 2002 to $3,155,987 in 2003. This 24%
increase is due to the company's entrance into the barter business. Management is unable to accurately predict the nature and extent of future costs and expenses from this activity.

Depreciation and amortization expense for 2003 was $700 and $700 for 2002.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2003, Bentley had a working capital deficit of $426,926.

While Bentley has raised capital and borrowed funds to meet its current and projected working capital needs, additional financing will be required in order to meet its obligations. Bentley is seeking financing in the form of equity and debt for working capital. There are no assurances that Bentley will be successful in raising the funds required.

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

BENTLEY HAS LIMITED EXPERIENCE IN THE E-COMMERCE BUSINESS SECTOR; ANTICIPATES LOSSES; AND IS UNCERTAIN OF FUTURE RESULTS.

Bentley has only limited experience in the e-commerce business sector. Bentley will be incurring costs to develop, introduce and enhance its barter services, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, Bentley's business, results of operations and financial condition will be materially adversely affected. Bentley may not be able to generate sufficient revenues from the sale of its service and products. Bentley expects negative cash flow from operations to continue for the next four quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy Bentley's liquidity requirements, Bentley may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to Bentley's stockholders.

BENTLEY FACES POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

Bentley's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Bentley's control, including:

     o    the level of use of the Internet;
     o    the demand for alternative payment services;
     o    approval of Electronic Funds Transfer networks
     o    seasonal trends in Internet use,
     o the amount and timing of capital expenditures; and other costs relating to the expansion of Bentley's Internet operations;
     o    the introduction of new services by Bentley or its competitors;
     o    technical difficulties or system downtime;
     o    general economic conditions, and
     o    economic conditions specific to the Internet and Internet media.

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

Bentley's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of June 30, 2003, there were approximately 310,830,764 shares of common stock outstanding, of which approximately 137,327,877 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of Bentley's common stock and volatility of Bentley's stock price.

BENTLEY'S FUTURE OPERATIONS ARE CONTINGENT ON ITS ABILITY TO MANAGE ITS GROWTH, IF ANY.

Bentley expects to experience significant growth in the number of employees and the scope of its operations. In particular, Bentley may hire additional engineering, sales, marketing, content acquisition and administrative personnel. Additionally, acquisitions could result in an increase in employee headcount and business activity. Such activities could result in increased responsibilities for management. Bentley believes that its ability to increase its customer support capability and to attract, train, and retain qualified technical, sales, marketing, and management personnel, will be a critical factor to its future success. In particular, the availability of qualified sales, engineering and management personnel is quite limited, and competition among companies to attract and retain such personnel is intense. During strong business cycles, Bentley expects to experience difficulty in filling its needs for qualified sales, engineering, and other personnel.

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

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is included as a separate Exhibit to this report. Please see pages F-1 through F-18.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The following table furnishes the information concerning the company's directors and officers as of June 30, 2003. The directors of the company are elected every year and serve until their successors are elected and qualify.

Name                 Age                    Title                         Term
----                 ---                    -----                         ----

Gordon F. Lee        52       Chief Executive Officer, President,         Annual
                              and Chief Financial Officer

The following table sets forth the portion of their time the officers and directors devote to Bentley:

Gordon F. Lee                           50%

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

Gordon F. Lee, age 52, has been the CEO and CFO of Bentley since March 1999. From March 1998 to March 1999, Mr. Lee served as the President of Glass Master Industries, a company working on the development of a bullet resistant glass coating technology which was eventually sold to other companies for commercial development. From 1991 to March 1998, Mr. Lee served as the President of USA Video corporation, one of the first companies to offer video on demand and high quality digitizing and compression services. Mr. Lee is an officer and director of American IDC Corp., a SEC reporting company (ACNI).

Some of the officers and directors of Bentley will not devote more than a portion of their time to the affairs of Bentley. There may be occasions when the time requirements of Bentley's business conflict with the demands of their other business and investment activities. Such conflict may require that the company attempt to employ additional personnel. There is no assurance that the services of such persons will be available or that they can be obtained upon terms favorable to the company.

There is no procedure in place which would allow officers or directors to resolve potential conflicts in an arms-length fashion. Accordingly, they will be required to use their discretion to resolve them in a manner in which they consider appropriate.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the registrant's officers and directors, and persons who own more than 10% of a registered class of the registrant's equity securities, to file reports of ownership and changes in ownership of equity securities of the Registrant with the Securities and Exchange Commission. Officers, directors and greater-than 10% shareholders are required by the Securities and Exchange Commission regulation to furnish the registrant with copies of all Section 16(a) forms that they file.

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the registrant during its most recent fiscal year, all Section 16(a) forms were timely filed, except as follows. Gordon Lee, Chief Executive Officer of the company failed to timely file a Form 4 for acquisitions by BBX Services Corp. and American IDC Corp., entities Mr. Lee controls, occurring on June 9, 2003. A Form 4 reporting these transactions was filed on June 16, 2003. Harry Hargens, CEO of the company from October 2002 to January 2003, failed to timely file a Form 3 upon becoming an officer of the company and Form 4's for acquisitions occurring on October 18, 2002 and a sale occurring on November 1, 2002. All of these filings were subsequently made on or about November 8, 2002.

ITEM 10. EXECUTIVE COMPENSATION

(a) Cash Compensation.

The following sets forth all compensation paid by Bentley to its executive officers for the last three completed fiscal years.

                                             SUMMARY COMPENSATION TABLE
                                    Annual Compensation                            Long Term Compensation

(a)                       (b)       (c)           (d)         (e)                (f)               (g)

Name and                 Year       Salary        Bonus       Other           Restricted         Securities
Principal                           ($)           ($)         Annual            Stock            Underlying/
Position                                                      Compensation      Awards            Options
                                                              ($)                ($)               (#)
Gordon F. Lee             2003      240,000       120,000      0                 0                  0
CEO, President            2002      240,000       120,000      0                 0                  0
and Director              2001      240,000       120,000     48,204             0                  0

Harry Hargens             2003       94,000       0            0                 0                  0
(CEO, 10/02 to 1/03)*

* Mr. Hargens was appointed CEO of Bentley in connection with the Kryptosima acquisition which was cancelled in January, 2002. Mr. Hargens subsequently resigned.

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

The Company's sole director received $10,000 per month for services rendered as a director during fiscal 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following sets forth information with respect to common stock ownership by officers and directors of the company and holders of more than five percent (5%) of the company's common stock as known by the company. The percentages are based upon 310,830,764 shares outstanding at June 30, 2003.

Title of        Name and Address of                        Amount of                    Percent
Class           Beneficial Owner                           Beneficial Interest          of Class
-----           ----------------                           -------------------          --------
Common          Gordon F. Lee                               74,500,000(1)                 24%
                CEO, CFO & Director
                11301 Olympic Blvd., Suite 680
                Los Angeles, CA 90064


Total as a group                                            74,500,000                    24%

(1) 10,000,000 shares are held by BBX Service Corp., an entity Gordon Lee controls and 10,000,000 shares are held by American IDC Corp., an entity Gordon Lee controls.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                                                                                       NUMBER OF SECURITIES
                                                                                        REMAINING AVAILABLE
                                   NUMBER OF SECURITIES                                 FOR FUTURE ISSUANCE
                                     TO BE ISSUED UPON          WEIGHTED-AVERAGE           UNDER EQUITY
                                        EXERCISE OF             EXERCISE PRICE OF       COMPENSATION PLANS
                                   OUTSTANDING OPTIONS,       OUTSTANDING OPTIONS,     (EXCLUDING SECURITIES
                                    WARRANTS AND RIGHTS        WARRANTS AND RIGHTS    REFLECTED IN COLUMN (a))
         PLAN CATEGORY                      (a)                        (b)                      (c)
-----------------------------  ---------------------------  -----------------------  --------------------------
Equity compensation
plans approved by
security holders                         None                          None                   None

Equity compensation
Plans not approved by
Security holders                         400,000                      $ 0.75                  0


Total                                    400,000                      $ 0.75                  0

INDIVIDUAL COMPENSATION ARRANGEMENTS

In September 2001, Bentley entered into a consulting agreement with Richard O. Weed, an attorney, for legal services. In connection with this agreement, the company granted Mr. Weed an option to purchase 200,000 shares of common stock at an exercise price of $0.50 per share and an option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share. These options expire December 31, 2005.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 6, 2003, Bentley entered into an agreement with American IDC Corp. whereby American IDC Corp. will provide future programming, website development, design and hosting services for its barter websites. Bentley issued 10,000,000 of restricted common stock to American IDC in exchange for these services. Gordon Lee, an officer and director of Bentley, is also an officer, the sole director and a controlling shareholder of American IDC Corp.

Bentley also entered into an agreement with BBX Services, Inc. for management consulting services rendered from January 2003 to June 2003. Compensation was $30,000.00 per month, payable in cash or restricted common stock. Gordon Lee, an officer and director of Bentley is also an officer, the sole director and a controlling shareholder of BBX Services, Inc.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for Bentley as of June 30, 2003 are filed as part of this report.

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

         (3)      Exhibits

The exhibits listed below are required by Item 601 of Regulation S-B.

Exhibit
Number         Description of Document
------         -----------------------

3.1            Articles of Incorporation of the Registrant (1)
3.2            By-laws of the Registrant (1)
3.3 Articles of Amendment to Articles of Incorporation of Bentley Communications Corp. (2)
10.1           Internet/Website Consulting Agreement with American IDC Corp.
10.2           Agreement with BBX Services Corp.

10.3           August 2002 Non-Qualified Stock & Stock Option Plan (3)
10.4           October 2002 Non-Qualified Stock & Stock Option Plan (4)
10.5           January 2003 Non-Qualified Stock & Stock Option Plan (5)
10.6           June 2003 Non-Qualified Stock & Stock Option Plan (6)
23.1           Consent of Russell Bedford Stefanou Mirchandani LLP
23.2           Consent of Russell Bedford Stefanou Mirchandani LLP
23.3           Consent of Russell Bedford Stefanou Mirchandani LLP
31.1 Certification of the Chief Executive Officer of Bentley Communications Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer of Bentley Communications Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Bentley Communications Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1) Previously filed as an exhibit to the Company's Form 10-QSB dated June 1,
2000
(2) Previously filed as an exhibit to the Company's Form 10-KSB dated June 30, 2002
(3) Filed with the Company's Form S-8, filed August 22, 2002 (File No. 333-98569) and incorporated by reference herein
(4) Filed with the Company's Form S-8, filed October 28, 2002 (File No. 333-100774) and incorporated by reference herein
(5) Filed with the Company's Form S-8, filed March 17, 2003 (File No. 333-103884) and incorporated by reference herein
(6) Filed with the Company's Form S-8, filed June 18, 2003 (File No. 333-106243 and incorporated by reference herein

(b) Reports on Form 8-K

On July 1, 2003, Bentley filed a Current Report on Form 8-K reporting under Item 5, Other Events, that on June 26, 2003, the Board of Directors of Bentley resolved to cancel the proposed merger with First National Information Network. The Company reported that it planned to proceed with the acquisition of BarterCard USA, subject to the review of the due diligence material provided by BarterCard USA, receipt of currently audited financial statements and finalization of closing materials on or before August 30, 2003.

Subsequently, the Company decided not to proceed with the acquisition of BarterCard USA.

ITEM 14. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based upon this evaluation, in his opinion, the disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 13, 2003                            BENTLEY COMMUNICATIONS CORP.

                                                   By:    /s/ Gordon F. Lee
                                                   ----------------------------
                                                              Gordon F. Lee
                                                              CEO & CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gordon F. Lee               CEO, CFO, Director              October 13, 2003
-----------------               ------------------              ----------------
Gordon F. Lee

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                       FINANCIAL STATEMENTS AND SCHEDULES

                             JUNE 30, 2003 AND 2002



                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934


                          BENTLEY COMMUNICATIONS CORP.

                          BENTLEY COMMUNICATIONS, CORP.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


                                                                           Page
                                                                           ----
Report of Independent Certified Public Accountants                         F-3

Consolidated Balance Sheets at June 30, 2003 and 2002                      F-4

Consolidated Statements of Losses for The Two Years Ended
       June 30, 2003 and 2002                                              F-5

Consolidated Statements of Deficiency in Stockholders' Equity
       for The Two Years Ended June 30, 2003 and 2002                      F-6

Consolidated Statements of Cash Flows for The Two Years Ended
       June 30, 2003 and 2002                                              F-7

Notes to Consolidated Financial Statements                                F8-18

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------


Board of Directors
Bentley Communications Corp.
Los Angeles, CA


         We have audited the accompanying consolidated balance sheets of Bentley Communications Corp. and subsidiaries (the "Company") as of June 30, 2003 and 2002 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

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




                                    /s/ RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                                    --------------------------------------------
                                        Russell Bedford Stefanou Mirchandani LLP
                                        Certified Public Accountants

McLean, Virginia
October 8, 2003

                                    BENTLEY COMMUNICATIONS CORP.
                                    CONSOLIDATED BALANCE SHEETS
                                       JUNE 30, 2003 AND 2002

                                                                         2003              2002
                                                                         ----              ----
 ASSETS
 Current Assets:
 Cash and Cash Equivalents                                          $         --      $         30
 Prepaid Expenses                                                         54,138                --
                                                                    -------------     -------------
 Total Current Assets                                                     54,138                30

 Property, Plant and Equipment
 Furniture and Equipment                                                   3,500             3,500
 Less: Accumulated Depreciation                                            2,403             1,703
                                                                    -------------     -------------
                                                                           1,097             1,797

 Total Assets                                                       $     55,235      $      1,827
                                                                    =============     =============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 Current Liabilities:
 Cash Disbursed in Excess of Available Funds                        $         25      $         --
 Accounts Payable and Accrued Liabilities (Note E)                       289,707           271,898
 Notes Payable (Note C)                                                   67,500            80,000
 Convertible Debenture (Note D)                                           30,000                --
 Other Advances                                                           46,332                --
 Due to Related Parties (Note J)                                          47,500            47,319
                                                                    -------------     -------------
                                                                         481,064           399,217

Commitment and Contingencies (Note K)                                         --                --

 Deficiency in Stockholders' Equity:
 Preferred Stock, par value $.0001 per share; 20,000,000 shares
authorized; none issued at June 30, 2003 and 2002 (Note F)                    --                --
 Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 310,830,764 shares and 128,831,724 shares issued
and outstanding at June 30, 2003 and 2002, respectively. (Note F)         31,083            12,883
 Common Stock Subscription (Note F)                                      (66,000)         (300,000)
 Additional Paid-In-Capital                                           12,242,200         7,908,929
 Accumulated Deficit                                                 (12,633,112)       (8,019,202)
                                                                    -------------     -------------
                                                                        (425,829)         (397,390)
                                                                    -------------     -------------
 Total Liabilities and Deficiency in Stockholders' Equity           $     55,235      $      1,827
                                                                    -------------     -------------

                    See accompanying notes to consolidated financial statements

                                                F-4

                                    BENTLEY COMMUNICATIONS CORP.
                                 CONSOLIDATED STATEMENTS OF LOSSES
                           FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

                                                                      2003               2002
                                                                      ----               ----
Revenues:
Web hosting and consulting fees                                 $          --      $     127,740

Operating expenses:

Selling, general and administrative                                 3,155,987          2,547,985
Research and development (Note F)                                          --            510,000
Impairment loss (Note B)                                                   --              5,600
Costs in connection with acquisition of Kryptosima (Note F)         1,500,000                 --

Depreciation                                                              700                700
                                                                --------------     --------------
Total operating expenses                                            4,656,687          3,064,285


Operating loss                                                     (4,656,687)        (2,936,545)


Interest income (expense)                                              (7,223)            (4,902)

Other income (expense)                                                 50,000                 --

Income (taxes) benefit                                                     --                 --
                                                                --------------     --------------

Net loss                                                        $  (4,613,910)     $  (2,941,447)
                                                                ==============     ==============
Loss per common share (Note I)
(basic and assuming dilution)                                   $       (0.02)     $       (0.06)
                                                                ==============     ==============

Weighted average shares outstanding                               203,024,473         50,234,053

                    See accompanying notes to consolidated financial statements

                                                F-5

                                                   BENTLEY COMMUNICATIONS CORP.
                                  CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                          FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

                                                                        Additional      Common
                                             Common                       Paid-In        Stock        Accumulated
                                             Shares     Stock Amount      Capital     Subscription      Deficit         Total
                                             ------     ------------      -------     ------------      -------         -----
BALANCE AT JUNE 30, 2001                   26,659,724   $      2,666   $  4,252,484   $         --   $ (5,077,755)  $   (822,605)
                                          ============  =============  =============  =============  =============  =============

Common shares issued for cash               2,000,000            200        103,300             --             --        103,500

Common shares issued to consultants in
exchange for services rendered             42,079,610          4,208      2,372,162             --             --      2,376,370

Common shares issued in exchange for
debts                                       8,092,390            809        375,983             --             --        376,792

Common shares issued to consultants in
exchange for product development
services                                   20,000,000          2,000        508,000             --             --        510,000

Common stock subscription                  30,000,000          3,000        297,000       (300,000)            --             --

Net Loss                                           --             --             --             --     (2,941,447)    (2,941,447)
                                          ------------  -------------  -------------  -------------  -------------  -------------
BALANCE AT JUNE 30, 2002                  128,831,724   $     12,883   $  7,908,929   $   (300,000)  $ (8,019,202)  $   (397,390)
                                          ============  =============  =============  =============  =============  =============

Common shares issued for cash               3,600,000            360        116,640             --             --        117,000

Common shares issued to consultants in
exchange for services rendered            138,036,585         13,804      2,668,558             --             --      2,682,362

Common shares issued to consultants in
exchange for prepaid services               1,463,415            146         20,992             --             --         21,138

Common shares issued to related parties
in exchange for prepaid services           10,000,000          1,000         32,000         33,000

Common shares issued in exchange for
debts                                       2,899,040            290         86,681             --             --         86,971

Common shares issued in connection with
acquisition of Kryptosima LLC              50,000,000          5,000      1,495,000             --             --      1,500,000

Proceeds from common stock subscription            --             --             --        145,000             --        145,000

Cancellation of common stock
subscription                              (25,000,000)        (2,500)      (152,500)       155,000             --             --

Common stock subscription                   1,000,000            100         65,900        (66,000)            --             --

Net Loss                                           --             --             --             --     (4,613,910)    (4,613,910)
                                          ------------  -------------  -------------  -------------  -------------  -------------

BALANCE AT JUNE 30, 2003                  310,830,764   $     31,083   $ 12,242,200   $    (66,000)  $(12,633,112)  $   (425,829)
                                          ============  =============  =============  =============  =============  =============

                                   See accompanying notes to consolidated financial statements

                                                               F-6

                                          BENTLEY COMMUNICATIONS CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE TWO YEARS ENDED JUNE 30, 2003 AND 2002

                                                                                      2003            2002
                                                                                      ----            ----
Cash flows from operating activities:

Net loss from operating activities                                                $(4,613,910)     $(2,941,447)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Depreciation                                                                              700              700

Common stock issued in exchange for services rendered (Note F)                      2,682,362        2,376,370

Common Stock Issued in exchange for product development services (Note F)                  --          510,000

Common stock issued in connection with acquisition of Kryptosima LLC (Note F)       1,500,000               --

Common stock issued in exchange for expenses paid by officers and
shareholders                                                                           67,292               --

Reduction in notes payable by noteholders (Note C)                                    (12,500)              --

Impairment loss (Note B)                                                                   --            5,600

Increase (decrease) in:

Accounts payable and accrued liabilities                                               17,808         (231,833)

Unearned revenue                                                                           --         (126,000)

Cash disbursed in excess of available funds                                                25          (31,287)
                                                                                  ------------     ------------

Net cash provided by (used in) operating activities                                  (358,223)        (437,897)

Cash flows from investing activities:                                                      --               --

Cash flows from financing activities:

Proceeds from sale of common stock, net of cost (Note F)                              117,000          103,500

Proceeds from common stock subscription (Note F)                                      145,000               --

Proceeds from  notes payable (Note D)                                                  30,000           80,000

Proceeds from other advances, net                                                      46,332

Proceeds from (repayments of) related parties advances                                 19,861          254,427
                                                                                  ------------     ------------

Net cash provided by used in financing activities                                     358,193          437,927

Net increase (decrease) in cash and cash equivalents                                      (30)              30

Cash and cash equivalents at beginning of year                                             30               --
                                                                                  ------------     ------------

Cash and cash equivalents at end of year                                          $        --      $        30
                                                                                  ============     ============
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                              $        --      $        --

Cash paid during period for taxes                                                          --               --

Common stock issued in exchange for services (Note F)                               2,682,362        2,376,370

Common stock issued in exchange for product development services (Note F)                  --          510,000

Common stock issued to consultants in exchange for prepaid service fees
(Note F)                                                                               21,138               --

Common stock issued to related parties in exchange for prepaid service
fees (Note F)                                                                          33,000               --

Common stock subscription (Note F)                                                     66,000          300,000

Common stock issued for debt (Note F)                                                  86,971               --

Common stock issued in connection with acquisition of Kryptosima (Note F)           1,500,000               --

Reduction in notes payable by noteholders (Note C)                                    (12,500)              --

                          See accompanying notes to consolidated financial statements

                                                      F-7

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Bentley Communications Corp. ("Bentley" or the "Company") was incorporated under the laws of the state of Florida in February 1992 and is engaged in the business of casino gaming, sports book, horseracing, and bingo via the Internet. The Company is also developing methods that would allow consumers to make Internet payments via an ATM/Debit card, for online trading of securities. In fiscal year 2003, the Company began to direct its activities towards the "trade" and "barter" industry.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Twirlme.com, Inc., Legends Surfboards, Inc. Omnibomb Corp, Kyrenia Acquisition, Corp. and Kryptosima Acquisition Corp. All subsidiaries are currently non-operative. Significant intercompany transactions have been eliminated.

Cash and Cash Equivalents
-------------------------

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment
----------------------

Property and equipment is stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets.

Long-Lived Assets
-----------------

The Company has adopted Statement of Financial Accounting Standards No. 144 (SFAS 144). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should an impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Income Taxes
------------

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the year ended June 30, 2003 and 2002, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition
-------------------

The Company follows a policy of recognizing revenues as services are rendered.

Advertising
-----------

The Company follows a policy of charging the costs of advertising to expenses incurred. For the years ended June 30, 2003 and 2002, advertising costs were $1,729 and $3,775, respectively.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The expenditures on research and product development for the years ended June 30, 2003 and 2002 are $0 and $510,000, respectively.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $4,613,910 during the year ended June 30, 2003 and $2,941,447 during the year ended June 30, 2002. The Company's current liabilities exceeded its current assets by $426,926 as of June 30, 2003.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $0 at June 30, 2003 and 2002.

Comprehensive Income
--------------------

Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no employees stock based awards issued and outstanding as of June 30, 2003.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Reclassifications
-----------------

Certain reclassifications have been made in prior year's financial statements to conform to classifications used in the current year.

Segment Information
-------------------

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

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

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS 149 amends SFAS No. 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 will not have a material impact on the Company's results of operations or financial position.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

New Accounting Pronouncements (Continued)
-----------------------------------------

In May 2003, the FASB issued SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY. SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 will not have a material impact on the Company's results of operations or financial position.

NOTE B - ASSET IMPAIRMENT

The Company held a minority investment in Bethel Holdings, Inc. (formerly QuadXSports.com, Inc.). During the year ended June 30, 2002, the Company determined the fair market value of this asset was less than its carrying value and that the decline in value was other than temporary. Accordingly, the investment was written down to its fair market value to reflect that decline, and losses of $5,600 was recognized and charged to operations during the year ended June 30, 2002.

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2003 and 2002 consists of the following:

                                                                   2003          2002
                                                                   ----          ----
Note payable on demand; interest payable monthly
at 10% per annum beginning February 15, 2002; unsecured         $ 40,500      $ 45,000

Note payable on demand; interest payable monthly
at 10% per annum beginning February 15, 2002; unsecured           27,000        35,000
                                                                ---------     ---------
Total                                                           $ 67,500      $ 80,000
Less: current portion                                            (67,500)      (80,000)
                                                                ---------     ---------
                                                                $     --      $     --
                                                                =========     =========

During the year ended June 30, 2003, the Company and noteholders reviewed the promissory notes and mutually agreed that the total amount due is $67,500. The Company accounted the reduction of $12,500 in notes payable as other income.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2003 and 2003 is as follows:

                                                                    2003         2002
                                                                    ----         ----

  Convertible notes payable, in quarterly installments
  of interest only at 12% per annum, unsecured and due
  May 14, 2004; Noteholder has the option to convert
  unpaid note principal together with accrued and
  unpaid interest to the Company's common stock at a
  rate of $.05 per share.                                         $ 30,000     $     --
                                                                  ---------    ---------

  Total                                                           $ 30,000     $     --

  Less: current portion                                            (30,000)          --
                                                                  ---------    ---------
                                                                  $     --     $     --
                                                                  ---------    ---------
NOTE E - ACCOUNTS PAYABLE AND ACCURED LAIBILITIES

Accounts payable and accrued liabilities at June 30, 2003 and 2002 are as follows:

                                                                     2003         2002
                                                                     ----         ----

        Accounts payable                                          $ 224,503    $ 213,917
        Accrued interest                                             10,204        2,981
        Accrued liabilities in connection
        with litigation                                              55,000       55,000
                                                                  ----------   ----------
        Total                                                     $ 289,707    $ 271,898
                                                                  ==========   ==========

NOTE F - CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 310,830,764 and 128,831,724 shares of common stock issued and outstanding at June 30, 2003 and 2002, respectively. The Company has no shares of preferred stock issued and outstanding at June 30, 2003 and 2002.

During the year ended June 30, 2002, the Company issued a total of 2,000,000 shares of its restricted common stock in private placement to sophisticated investors in exchange for $103,500 net of costs and fees. The Company issued 42,079,610 shares of common stock to consultants for services rendered during 2002. The Company valued the shares issued at approximately $.05 per share, which approximated the fair value of the shares issued during the periods the services were rendered. Compensation costs of $ 2,376,370 was charged to income during the year ended June 30, 2002 In addition, the Company issued 8,092,390 shares of common stock in exchange for $376,792 of debt previously due. The Company also issued 20,000,000 shares to consultants in exchange for $510,000 of product development services. The shares issued in connection with the product development services were valued at the fair market value of the stock during the period the services were rendered, which did not differ materially from the value of the product development services rendered. The Company also issued 30,000,000 shares of restricted common stock to investors in exchange for $300,000, evidenced by a promissory note due June 30, 2003.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE F - CAPITAL STOCK (CONTINUED)

During the year ended June 30, 2003, the Company issued a total of 3,600,000 shares of its common stock in private placement to sophisticated investors in exchange for $117,000 net of costs and fees. The Company issued an aggregate of 138,036,585 shares of common stock to consultants for services in the amount of $2,682,362. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 1,463,415 shares of common stock to consultants for prepaid service fees in the amount of $21,138. The Company issued 10,000,000 share sof common stock to a related party for prepaid service fees of $33,000 (Note J). All valuations of common stock issued for prepaid service fees were based upon the value of the services to be rendered, which did not differ materially from the fair value of the Company's common stock during the period the shares were issued. In addition, the Company issued an aggregate of 2,899,040 shares of common stock in exchange for $86,971 of debt previously due. The Company also issued 1,000,000 shares of restricted common stock to investors in exchange for $66,000, evidenced by a promissory note due June 5, 2004.

In October 2002, the Company entered into an acquisition agreement ("Agreement") to acquire Kryptosima LLC, a Georgia limited liability company ("Kryptosima") by causing the Company's wholly-owned subsidiary, Kryptosima Acquisition Corp., to exchange 50,000,000 shares of the Company's common stock for 100% of the outstanding membership interests of Kryptosima. In January 2003, the Agreement was rescinded by mutual agreement of both parties. The Company valued the 50,000,000 restricted shares at the fair market value of the Company's stock at the time the shares were issued and acquisition costs of $1,500,000 was charged to income during the year ended June 30, 2003.

In July and September 2002, the Company received $145,000 of proceeds from common stock subscribed in June 2002. In January 2003, the investor returned a total of 25,000,000 shares of common stock to the Company and the $155,000 of unpaid principal amount of the promissory notes was canceled accordingly.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE G - STOCK OPTIONS AND WARRANTS

Options
-------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at June 30, 2003.

                     Options Outstanding                                  Options Exercisable
                     -------------------                                  -------------------
                                         Weighted Average
                            Number       Contractual Life           Number              Weighted Average
   Exercise prices:       Outstanding         (Years)             Exercisable            Exercise Price
   ----------------       -----------         -------             -----------            --------------
              $0.50          200,000             2.5                 200,000                 $0.50
              $1.00          200,000             2.5                 200,000                 $1.00
              -----          -------             ---                 -------                 -----
                             400,000             2.5                 400,000                 $0.75
                             -------             ---                 -------                 -----

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

Options (Continued)
-------------------

Transactions involving the Company's options issuance are summarized as follows:

                                                 Number        Weighted Average
                                                of shares       Exercise Price
                                                ---------       --------------

     Outstanding at June 30, 2001                2,000,000         $   2.00
                                                ===========        =========
     Granted                                     2,272,000             0.28
     Exercised                                  (1,872,000)            0.17
     Cancelled or Expired                       (2,000,000)            2.00
                                                -----------        ---------
     Outstanding at June 30, 2002                  400,000         $   0.75
                                                ===========        =========
     Granted                                            --               --
     Exercised                                          --               --
     Cancelled or Expired                               --               --
                                                -----------        ---------
     Outstanding at June 30, 2003                  400,000         $   0.75
                                                ===========        =========

Warrants
--------

Transactions involving the Company's warrants issuance are summarized as follows:

                                                 Number        Weighted Average
                                                of shares       Exercise Price
                                                ---------       --------------

     Outstanding at June 30, 2001                       --         $     --
                                                ===========        =========
     Granted                                       100,000             0.20
     Exercised                                          --               --
     Cancelled or Expired                               --               --
                                                -----------        ---------
     Outstanding at June 30, 2002                  100,000         $   0.20
                                                ===========        =========
     Granted                                            --               --
     Exercised                                          --               --
     Cancelled or Expired                         (100,000)              --
                                                -----------        ---------
     Outstanding at June 30, 2003               $       --         $     --
                                                ===========        =========

The estimated value of the compensatory options and warrants granted to non-employees in exchange for services for the year ended June 30, 2002 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 4.25 years, a risk free interest rate of 2.2%, a dividend yield of 0% and volatility of 22%. The amount of the expense charged to operations for compensatory option and warrants granted in exchange for services was $0 for the years ended June 30, 2003 and 2002.

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE H - INCOME TAXES

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $12,600,000, which expires through 2023, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $4,310,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of June 30, 2003 are as follows:
          Non Current:
               Net operating loss carryforward       $ 4,310,000
               Valuation allowance                    (4,310,000)
                                                     ------------
               Net deferred tax asset                $        --
                                                     ------------

NOTE I - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                        2003           2002
                                                        ----           ----
     Net loss available for common shareholders   $  (4,613,910)  $  (2,941,447)
     Basic and fully diluted loss per share       $       (0.02)  $       (0.06)
                                                  ==============  ==============
     Weighted average common shares outstanding     203,024,473      50,234,053

Net loss per share is based upon the weighted average of shares of common stock outstanding.

NOTE J - RELATED PARTY TRANSACTIONS

The Company's officers and significant shareholders have advanced funds to the Company for working capital purposes. The amount of the advances at June 30, 2003 and 2002 are $47,500 and $47,319, respectively. No formal agreements or repayment terms exist.

In January 2003, the Company entered into a consulting agreement ("Agreement") with BBX Services, Corp. ("BBX"), an entity controlled by the Company's President. For the year ended June 30, 2003, the Company paid BBX $105,000 of cash and 10 million shares of common stock in exchange for consulting services.

In June 2003, the Company entered into a consulting agreement ("Agreement") with American IDC Corp. ("AIDC"), an entity controlled by the Company's President. Pursuant to the Agreement, the Company issued 10 million shares of restricted common stock to AIDC in exchange for consulting services over a six-month period commencing July 1, 2003, valued at $33,000. The Company accounted for the shares issued as prepaid consulting fees (Note F).

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE K - COMMITMENTS AND CONTINGENCIES

Employment and Consulting Agreements
------------------------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company stockholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Litigation
----------

During the year ended June 30, 2003, Victor Nguyen filed a complaint against the Company and its Chief Executive Officer in Los Angeles Superior Court. The complaint alleges a breach of contract. The Company believes that it has meritorious defenses to the plaintiff's claims and intends to defend itself against the Plaintiff's claims.

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE L - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended June 30, 2003 and 2002, the Company incurred losses from operations of $4,613,910 and $2,941,447, respectively. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its products and additional equity investment in the Company. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

                          BENTLEY COMMUNICATIONS CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002

NOTE M - SUBSEQUENT EVENTS

On August 4, 2003, the Company entered into an Asset Purchase Agreement ("Purchase Agreement") with Crump Barter Systems, Inc. ("Crump"), whereby the Company agreed to purchase all of the tangible and intangible property of Crump in exchange for issuance of 10,000,000 shares of the Company's common stock, and the sum of $110,000 cash or cash equivalent. The Company anticipates consummating the acquisition in December 2003.