Form 10QSB
period 2003-09-30
BENTLEY COMMUNICATIONS CORP/DE
filed 2003-11-18
CIK 1091964

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $0.0001 par value                         363,926,034
       (Class)                             (Outstanding as of November 17, 2003)
Transitional Small Business Disclosure Format (check one); _______  ____________

                          BENTLEY COMMUNICATIONS CORP.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                   QUARTERLY PERIOD ENDING SEPTEMBER 30, 2003


                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE SHEETS:
                  SEPTEMBER 30, 2003 AND JUNE 30, 2003........................3

                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
                  FOR THE THREE MONTHS ENDED
                  SEPTEMBER 30, 2003 AND 2002.................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  FOR THE THREE MONTHS ENDED
                  SEPTEMBER 30, 2003 AND 2002.................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                  INFORMATION.................................................6


         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                             CONDITION AND RESULTS OF OPERATIONS..............8

         ITEM 3.  CONTROLS AND PROCEDURES.....................................14

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...........................................14

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................14

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................15

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                             OF SECURITY HOLDERS..............................15

         ITEM 5.  OTHER INFORMATION...........................................16

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................16

SIGNATURES....................................................................17


PART I - FINANCIAL INFORMATION


                                    BENTLEY COMMUNICATIONS, CORP.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   (Unaudited)        (Audited)
                                                               September 30, 2003   June 30, 2003
                                                               ------------------   -------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                         $     26,784       $         --
Prepaid Expenses                                                        16,500             54,138
                                                                  -------------      -------------
Total Current Assets                                                    43,284             54,138

Property, Plant and Equipment:
Furniture and Equipment                                                  3,500              3,500
Less: Accumulated Depreciation                                           2,579              2,403
                                                                  -------------      -------------
                                                                           921              1,097

Total Assets                                                      $     44,205       $     55,235
                                                                  =============      =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash Disbursed in Excess of Available Funds                       $         --       $         25
Accounts Payable and Accrued Liabilities                               241,633            289,707
Notes Payable                                                           67,500             67,500
Convertible Debenture                                                   30,000             30,000
Other Advances                                                         154,232             46,332
Due to Related Parties                                                  44,708             47,500
                                                                  -------------      -------------
                                                                       538,073            481,064
Deficiency in Stockholders' Equity:

Preferred Stock, par value $.0001 per share; 20,000,000
shares authorized; none issued at September 30, 2003 and
June 30, 2003                                                               --                 --

Common Stock, par value $.0001 per share; 500,000,000 shares authorized; 349,490,764 shares and 310,830,764 shares issued and outstanding at September 30, 2003 and June 30, 2003,
respectively                                                            34,949             31,083
Common Stock Subscription                                              (96,400)           (66,000)
Additional Paid-In-Capital                                          12,684,935         12,242,200
Accumulated Deficit                                                (13,117,352)       (12,633,112)
                                                                  -------------      -------------
Total Deficiency in Stockholders' Equity                              (493,868)          (425,829)
                                                                  -------------      -------------
Total Liabilities and Deficiency in Stockholders' Equity          $     44,205       $     55,235
                                                                  =============      =============


                            See Accompanying Notes to Unaudited Condensed
                                 Consolidated Financial Information

                                    BENTLEY COMMUNICATIONS, CORP.
                             CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                             (UNAUDITED)

                                        For The Three Months Ended September 30,
                                               2003                 2002
                                               ----                 ----
Operating expenses:
Selling, general and administrative       $     481,477       $   1,344,496
Depreciation                                        175                 175
                                          --------------      --------------
Total operating expenses                        481,652           1,344,671

Operating loss                                 (481,652)         (1,344,671)

Interest income (expense)                        (2,588)                 --
Income (taxes) benefit                               --                  --
                                          --------------      --------------
Net loss                                  $    (484,240)      $  (1,344,671)
                                          ==============      ==============

Loss per common share
(basic and assuming dilution)                     (0.00)              (0.01)
                                          ==============      ==============

Weighted average shares outstanding         325,629,786         144,152,376


                  See Accompanying Notes to Unaudited Condensed
                       Consolidated Financial Information


                                         BENTLEY COMMUNICATIONS, CORP.
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

                                                                  For The Three Months Ended September 30,
                                                                           2003               2002
                                                                           ----               ----
Cash flows from operating activities:
Net loss from operating activities                                     $  (484,240)      $(1,344,671)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation                                                                   175               175
Common stock issued in exchange for services rendered                      266,600         1,098,000
Consulting fees prepaid in prior year with Company common stock             37,638                --
Increase (decrease) in:
Accounts payable and accrued liabilities                                    21,927           (22,811)
Cash disbursed in excess of available funds                                    (25)               --
                                                                       ------------      ------------
Net cash (used in) operating activities                                   (157,925)         (269,307)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net
of costs                                                                    52,100           253,000
Proceeds from (repayments of) other cash advances                          107,900                --
Proceeds from (repayments of) related parties advances                      24,709            16,360
                                                                       ------------      ------------
Net cash provided by financing activities                                  184,709           269,360

Net increase in cash and cash equivalents                                   26,784                53
Cash and cash equivalents at beginning of period                                --                30
                                                                       ------------      ------------
Cash and cash equivalents at end of period                             $    26,784       $        83
                                                                       ============      ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                   $        --       $        --
Cash paid during period for taxes                                               --                --
Common stock issued for services rendered                                  266,600         1,098,000
Common stock issued for previously incurred debt                            70,000                --
Common stock issued in exchange for advances from related parties           27,500                --


                                 See Accompanying Notes to Unaudited Condensed
                                      Consolidated Financial Information

                          BENTLEY COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation
---------------------

Bentley Communications Corp. ("Bentley" or the "Company") was incorporated under the laws of the state of Florida in February 1992 and was engaged in the business of casino gaming, sports book, horseracing, and bingo via the Internet. The Company also began developing methods that would allow consumers to make Internet payments via an ATM/Debit card, for online trading of securities. In fiscal year 2003, the Company began to direct its activities towards the "trade" and "barter" industry.

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

                          BENTLEY COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and for the subsequent periods. The Company has no awards of stock-based employee compensation outstanding at September 30, 2003.

New Accounting Pronouncements
-----------------------------

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

NOTE B - CAPITAL STOCK

The Company has authorized 500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 349,490,764 and 310,830,764 shares of common stock issued and outstanding at September 30, 2003 and June 30, 2003, respectively. The Company has no shares of preferred stock issued and outstanding at September 30, 2003 and June 30, 2003.

                          BENTLEY COMMUNICATIONS CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

For the period ended September 30, 2003, the Company issued an aggregate of 1,500,000 shares of common stock in exchange for $12,500 of cash, net of costs and fees. The Company also issued an aggregate of 20,410,000 shares of common stock to consultants for services of $266,600. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 7,000,000 shares of common stock to a consultant in exchange for accrued service fees of $70,000 and 2,750,000 shares of common stock to a related party in exchange for $27,500 of previously incurred debt.

In August 2003, two investors agreed to purchase an aggregate of 7,000,000 shares of the Company's common stock in the amount of $70,000. As of September 30, 2003, the Company received $9,600 of proceeds from the stock subscription and the remaining $60,400 was recorded as stock subscription receivable. In September 2003, an investor agreed to purchase 2,070,000 shares of the Company's common stock in the amount of $60,000. As of September 30, 2003, the Company received $30,000 of proceeds from the stock subscription but the shares have not been issued.

NOTE C - SUBSEQUENT EVENTS

In August 2003, The Company entered into an Asset Purchase Agreement ("Purchase Agreement") with Crump Barter Systems, Inc. ("Crump"), whereby the Company agreed to purchase all of the assets of Crump. Subsequent to the dates of financial statements, the Company and Crump mutually agreed to cancel the Purchase Agreement and entered into a License Agreement, whereby the Company will license the Business Methods of Crump (the "License"). The License is for three years and renews automatically thereafter for three year periods until terminated. In exchange for the License, the Company will pay to Crump a one-time license fee of 10,000,000 shares of restricted common stock, valued at $.01 per share, and $30,000 in cash. Further, the license is subject to a ongoing royalty fee of Three Percent (3%) of the Barter Fees (as defined in the License Agreement) or $5,000 during any fiscal quarter, which ever is greater, as long as the royalty fee does not exceed $10,000 per fiscal quarter.


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

During July, August and September 2003, Bentley began to take the necessary steps to establish a new marketplace and distribution channel for worldwide barter and trade.

Bentley's mission is to become the online "market maker" for the multi-billion dollar barter industry -- serving as the neutral intermediary that will bring together fragmented multiple groups of buyers and sellers to trade interactively with each other online. Bentley intends to serve as a clearinghouse for barter trades for fortune 500 trading partners, hundreds of existing retail barter exchanges that serve companies of all sizes, corporate barter companies that serve large multinational corporations, trade associations and their member companies, as well as media and travel agencies.

On July 10, 2003, Bentley began discussions to create mutually beneficial alliances with a number of major barter exchanges to begin to establish the nation's largest online barter marketplace. It also announced plans to develop its own proprietary barter exchange software with an integrated payment system.

At the same time it cancelled its proposed acquisition of First National Information Network as part of its pending merger with Bartercard USA. Since Bentley's focus is on barter, it decided that FNIN's business of generating and selling telemarketing sales leads was not compatible with its strategy and could also be dramatically impacted by the Federal "do-not-call" registry that was being implemented at that time.

On July 11, Bentley and BartercardUSA terminated their acquisition discussions. Bentley decided to instead build a proprietary online barter exchange with an integrated payment system and its own brand, rather than the Bartercard brand. Bentley wants to focus its barter operations on a state-of-the-art online ecommerce exchange that will meld other exchanges into it, rather than the brick and mortar storefronts.

On July 29, 2003, Robert Schumacher, an Internet and marketing executive, was appointed president and chief operating officer of Bentley, and Gordon Lee retained the positions of its chairman and CEO.

On August 4, 2003, Bentley reached an agreement in principal to acquire the assets of CRUMP BARTER SYSTEMS, INC., including the sole and exclusive use of the name "Crump Barter", all right, title and interest in and to the website "www.crumpbarter.com", the Crump Barter system, including its 180 affiliates and alliances, trade receivables and trade payables, fixed assets, all goodwill, real property, personal property, choses in action, and intangible or intellectual property in which Crump has a right or interest or the right to acquire an interest. As consideration for the Assets, Bentley agreed to the following: the issuance of 10,000,000 shares in the capital stock of Bentley and the sum of $110,000 cash or cash equivalent, payable as follows: (i) the sum of $10,000.00 payable on or before the date of execution of the agreement, which amount has been paid; and (ii) payment of the sum of $10,000 in cash or cash equivalent on the one month anniversary of the closing of the purchase and payment of an additional $10,000 on the subsequent one month anniversary dates of the closing date, for a period of ten months until the entire $110,000.00 has been paid. On the Closing Date, Bentley was to provide to Crump a Promissory Note representing the $100,000 owed as of the closing. The consummation of the Agreement was subject to, among other conditions, Crump delivering audited financial statements as required under Rule 3-05 of SEC Regulation S-X.

On September 11, 2003, Bentley took the first steps to launch a corporate trade division through a strategic alliance with Intertrade Capital Group, Ltd., a leading international trade finance and corporate barter company. The agreement in principal will join Bentley's Crump Barter with Intertrade's team of international trade finance and corporate barter specialists. This will enable the individual exchanges within the Crump Barter Network to initiate corporate trade and to obtain the resources necessary to successfully complete transactions. Bentley will also execute corporate trades that originate from sources outside of the Crump Network.

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

On September 22, 2003, Bentley entered into an agreement in principal with VirtualBarter, to license the exclusive North American rights to its comprehensive online barter exchange management system and integration with its global trade marketplace rather than continue developing a software product of its own. Bentley had anticipated having just a beta (developmental) program before year's end, but expects that with VirtualBarter it will have the actual system online within the same time frame.

VirtualBarter's software enables exchanges and their members to manage, merchandise and market their products and services in an online barter marketplace to an integrated worldwide network of trade exchanges. It has made global online trading possible since January 2000. It was significantly enhanced with the release of version 2.0 in July 2002. Version 3.0, the platform Bentley will be using, will be released December 2003, just in time for members and exchanges within the Crump Barter Network to make the switch for the New Year.

VirtualBarter will give members of Bentley's trade exchanges the ability to manage their own accounts as they can post transactions, view real time online statements, view detailed transaction history, search local and global member directories, and manage their inventory offered for trade with a fully integrated item and inventory control management system.

On October 1, Bentley announced a twenty percent (20%) stock dividend that would be payable on or about November 14, 2003, to shareholders of record as of October 24, 2003. As a result of the dividend, shareholders of record will receive 1 (one) additional share of Bentley Communications Corp. common stock for every five (5) shares they currently hold.
Subsequent Events

Subsequent to September 30, 2003, Bentley and Crump mutually agreed to cancel the Asset Purchase Agreement on November 6, 2003 because Crump failed to deliver the required financial statements. On November 6, 2003, Bentley and Crump entered into a License Agreement, whereby Bentley will license the business methods of Crump (the "License"). This License is for three years and renews automatically thereafter for three year periods until terminated. In exchange for the License, at closing, Bentley will pay to Crump a one-time license fee of 10,000,000 shares of restricted common stock, valued at $.01 per share, and $30,000. Further, the license is subject to an ongoing royalty fee of Three Percent (3%) of the barter fees or $5,000 during any fiscal quarter, which ever is greater, as long as the royalty fee does not exceed $10,000 per fiscal quarter.

Results of Operations
---------------------

Three Months ended September  30, 2003 and 2002

REVENUES - For the three months ended September 30, 2003 and 2002, the Company generated no revenues.

COSTS AND EXPENSES - General costs and expenses decreased from $1,344,671 for the three months ending September 30, 2002 to $481,652 for the same period ending in 2003. The decrease of $863,019 is primarily attributable to a reduction in outside consulting expenses paid for with common stock of the company.

Depreciation and amortization expense for the three-month period ending September 30, 2003 and 2002 was $175.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, the Company had a working capital deficit of $494,789 compared to a deficit of $426,926 at June 30, 2003, an increase in deficit of $67,863. The increase in deficit was primarily due to decreases in prepaid expenses of $37,638, and, $48,074 in accounts payable. Additionally, increases in cash and equivalents of $26,784, and, $107,900 in other cash advances contributed to the overall increased working capital deficit.

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

The Company generated a cash flow deficit from operations of $157,925 for the three months ended September 30, 2003. Cash flow deficits from operating activities for the three months ended September 30, 2003 is primarily attributable to the Company's net loss from operations of $484,240 adjusted for depreciation and amortization of $175, and common stock issued for services of $266,600.

The effect of inflation on the Company's revenue and operating results was not significant. The Company's operations are in the southwestern United States and there are no seasonal aspects that would have a material effect on the Company's financial condition or results of operations.

The Company's independent certified public accountants have stated in their report included in the Company's June 30, 2003 Form 10-KSB, that the Company has incurred operating losses in the last two years, and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

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

Bentley's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BTLY. As of September 30, 2003, there were approximately 349,490,764 shares of common stock outstanding, of which approximately 143,602,877 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of Bentley's common stock and volatility of Bentley's stock price.

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

Item 3.  Controls and Procedures.

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based upon this evaluation, in his opinion, the disclosure controls and procedures are effective.

(b) There have been no significant changes in the Company's' internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


PART II:  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Legal action has been commenced against Bentley and its Chief Executive Officer, Gordon Lee, by Victor Nguyen (the "Plaintiff"), Case No. SC077312, in Los Angeles, Superior Court for breach of written contract, fraud and negligent misrepresentation. The case stems from a Settlement Agreement and General and Mutual Release regarding rent due on 9800 Sepulveda Blvd. Ste. 625, Los Angeles, CA and other obligations set forth in the settlement. The claim is for damages in accordance with the proof, return to the Plaintiff of 500,000 shares of Bentley stock surrendered pursuant to the agreement and for punitive damages. The court entered a default judgment against Gordon Lee on July 15, 2003. Mr. Lee's a motion set aside the default on the grounds that he did not have actual notice in time to defend was denied. However, no judgment can be entered against Lee prior to the conclusion of the litigation against Bentley. Bentley answered on July 23, 2003. Both Bentley and Gordon Lee are working toward settlement of the matter.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities.

On July 31, 2003, Bentley issued 2,000,000 shares to Dr. Edward Von Borstel, an investor, in exchange for $.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On July 31, 2003, Bentley issued 2,000,000 shares to Barry Clark, an investor, in exchange for $.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On August 22, 2003, Bentley issued 3,000,000 shares to Barry Clark, an investor, in exchange for $.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On August 26, 2003, Bentley issued the Federal Chamber of Commerce 50,000 shares of common stock in settlement of an agreement entered into with FCC on or about April 3, 2003. These shares were valued at $1,000 or 0.02 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On August 28, 2003, Bentley issued 1,500,000 shares to George L. and Martha M. Audley, investors, in exchange for $12,500 or .00833 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On September 5, 2003, Bentley issued 7,000,000 shares to Westpoint Management Consultants Ltd., in exchange for $70,000.00 payable through the settlement of a debt. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On September 5, 2003, Bentley issued 4,110,000 shares to Anton J. Drescher, in exchange for $41,100.00 payable through the settlement of a debt. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On September 16, 2003, Bentley issued 10,000,000 shares to Robert Schumacher for consulting services. The shares were valued at $.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On September 29, 2003, Bentley issued 2,070,000 shares to The Honor Hedge Fund, LLC, an investor, in exchange for $60,000.00. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On September 29, 2003, Bentley authorized the issuance of 4,000,000 shares to Stoneridge Capital, LLC for consulting services. The shares were issued on October 1, 2003 and were valued at, $78,000 or $0.0195 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.
On September 29, 2003, Bentley authorized the issuance of 2,000,000 shares to Henry Winkler for consulting services. The shares were issued on October 1, 2003 and were valued at $39,000 or $0.0195 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE

ITEM 5.  OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         10.1 Asset Purchase Agreement with Crump Barter Systems, Inc. dated August 4, 2003*
         10.2     Management Agreement with Joe Crump dated August 4th, 2003*
         10.3     License agreement with Crump Barter Systems, Inc.**
         31.1 Certification of the Chief Executive Officer of Bentley Communications Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         31.2 Certification of the Chief Financial Officer of Bentley Communications Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
         32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Bentley Communications Corp. pursuant to
                  Section 906 of the Sarbanes Oxley Act of 2002

*Filed with Bentley's Form 8-K dated September 2, 2003.
** Filed with Bentley's Form 8-K/A on November 13, 2003.

(b) Reports on Form 8-K filed during the three months ended September 30, 2003.

In its current report dated June 26, 2003 and filed July 1, 2003, Bentley reported under Item 5, Other Events, that its board of directors had resolved to cancel the proposed merger with First National Information Network as after several months, it had not received the due diligence material required to proceed with this transaction. The Company did, however, plan to proceed with the acquisition of BarterCard USA, subject to the review of the due diligence material provided by BarterCard USA, receipt of currently audited financial statements and finalization of closing materials on or before August 30, 2003.

The acquisition of Bartercard was subsequently cancelled.

In its current report dated September 2, 2003, Bentley reported under Item 2, Acquisition or Disposition of Assets, that it had entered into an Asset Purchase Agreement dated August 4th, 2003, with Crump Barter Systems, Inc. ("CRUMP"), whereby Bentley agreed to purchase all of the assets of Crump, including the sole and exclusive use of the name "Crump Barter", all right, title and interest in and to the website "www.crumpbarter.com", the Crump Barter system, including its 180 affiliates and alliances, trade receivables and trade payables, fixed assets, all goodwill, real property, personal property, choses in action, and intangible or intellectual property in which Crump has a right or interest or the right to acquire an interest.

The purchase of the assets was subject to Bentley receiving from Crump audited financial statements and pro forma financial statements, if necessary.

The Asset Purchase Agreement was subsequently cancelled on November 6, 2003, when Crump failed to deliver the necessary financial statements. An amended 8-K was filed on November 13, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 17, 2003                    Bentley Communications Corp.


                                            /s/ Gordon F. Lee
                                            -----------------
                                            Name: Gordon F. Lee
                                            Title: Chief Executive Officer,
                                            Principal Accounting Officer and
                                            Director