Form 10QSB
period 2003-12-31
BENTLEY COMMERCE CORP
filed 2004-02-12
CIK 1091964

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         (Mark One)

         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2003

         [   ]    TRANSITION REPORT UNDER SECTION 13 of 15(d) OF
                  THE EXCHANGE ACT

For the transition period from ___________________ to __________________

Commission File Number: 000-27347

            BENTLEY COMMERCE CORP. f/k/a BENTLEY COMMUNICATIONS CORP.
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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 501,851,121 Shares Outstanding as of February 9, 2004

Transitional Small Business Disclosure Format (check one); Yes [ ]  No [X]

                             BENTLEY COMMERCE CORP.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                    QUARTERLY PERIOD ENDING DECEMBER 31, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE SHEETS:
                  DECEMBER 31, 2003 AND JUNE 30, 2003..........................3

                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
                  FOR THE THREE AND SIX MONTHS ENDED
                  DECEMBER 31, 2003 AND 2002...................................4

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
                  FOR THE SIX MONTHS ENDED
                  DECEMBER 31, 2003 AND 2002...................................5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION........6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS.......................9

         ITEM 3. CONTROLS AND PROCEDURES......................................15

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS...........................................16

         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS...................16

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.............................18

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                     OF SECURITY HOLDERS......................................18

         ITEM 5.  OTHER INFORMATION...........................................19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................19

SIGNATURES....................................................................20

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                                  BENTLEY COMMERCE CORP.
                          (FORMERLY BENTLEY COMMUNICATIONS CORP.)
                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                            (Unaudited)      (Audited)
                                                            December 31,      June 30,
                                                                2003            2003
                                                           -------------   -------------
ASSETS
Current Assets:
Cash and Cash Equivalents                                  $         10    $         --
Prepaid Expenses                                                     --          54,138
                                                           -------------   -------------
Total Current Assets                                                 10          54,138

Property, Plant and Equipment:
Furniture and Equipment                                           3,500           3,500
Less: Accumulated Depreciation                                    2,754           2,403
                                                           -------------   -------------
                                                                    746           1,097

Total Assets                                               $        756    $     55,235
                                                           =============   =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
Current Liabilities:
Cash Disbursed in Excess of Available Funds                $        516    $         25
Accounts Payable and Accrued Liabilities                        316,273         289,707
Notes Payable                                                    67,500          67,500
Convertible Debenture                                            30,000          30,000
Other Advances                                                  135,682          46,332
Due to Related Parties                                           32,480          47,500
                                                           -------------   -------------
                                                                582,451         481,064

Commitments and Contingencies                                        --              --

Deficiency in Stockholders' Equity:
Preferred Stock, par value $.0001 per share;
 20,000,000 shares authorized; none issued at
 December 31, 2003 and June 30, 2003                                 --              --
Common Stock, par value $.0001 per share;
 2,500,000,000 shares authorized; 455,144,625
 shares and 310,830,764 shares issued
 and outstanding at December 31, 2003 and
 June 30, 2003, respectively                                     45,514          31,083
Common Stock Subscription                                      (123,400)        (66,000)
Additional Paid-In-Capital                                   13,270,309      12,242,200
Accumulated Deficit                                         (13,774,118)    (12,633,112)
                                                           -------------   -------------
Total Deficiency in Stockholders' Equity                       (581,695)       (425,829)
                                                           -------------   -------------
Total Liabilities and Deficiency in Stockholders' Equity   $        756    $     55,235
                                                           =============   =============

See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                       BENTLEY COMMERCE CORP.
                              (FORMERLY BENTLEY COMMUNICATIONS CORP.)
                            CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                            (UNAUDITED)

                                        For The Three Months Ended          For The Six Months Ended
                                                December 31,                     December 31,
                                            2003            2002             2003             2002
                                      --------------   --------------   --------------   --------------
Operating expenses:
Selling, general and administrative   $     653,989    $   2,110,945    $   1,135,466    $   3,455,441
Depreciation                                    176              175              351              350
                                      --------------   --------------   --------------   --------------
Total operating expenses                    654,165        2,111,120        1,135,817        3,455,791

Operating loss                             (654,165)      (2,111,120)      (1,135,817)      (3,455,791)

Interest income (expense)                    (2,601)              --           (5,189)              --
Income (taxes) benefit                           --               --               --               --
                                      --------------   --------------   --------------   --------------

Net loss                              $    (656,766)   $  (2,111,120)   $  (1,141,006)   $  (3,455,791)
                                      ==============   ==============   ==============   ==============

Loss per common share
 (basic and assuming dilution)        $       (0.00)   $       (0.02)   $       (0.00)   $       (0.02)
                                      ==============   ==============   ==============   ==============

Weighted average shares outstanding     398,051,914      118,102,463      356,840,850      176,845,458

           See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                  BENTLEY COMMERCE CORP.
                          (FORMERLY BENTLEY COMMUNICATIONS CORP.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For The Six Months Ended December 31,
                                                                        2003          2002
                                                                    ------------   ------------
Cash flows from operating activities:
Net loss from operating activities                                  $(1,141,006)   $(3,455,791)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
Depreciation                                                                351            350
Common stock issued in exchange for services rendered                   374,405      1,670,000
Common stock issued in connection with Kryptosima                            --      1,500,000
Common stock issued in exchange for accrued expenses                     94,000         67,292
Common stock issued in exchange for organization costs                  300,000             --
Reclassification of accrued liabilities to notes payable                     --         27,813
Consulting fees prepaid in prior year with Company common stock          54,138             --
Increase (decrease) in:
Accounts payable and accrued liabilities                                 26,566        (47,418)
Cash disbursed in excess of available funds                                 491             --
                                                                    ------------   ------------
Net cash (used in) operating activities                                (291,055)      (237,754)

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription, net
 of costs                                                               137,600        253,000
Repayment of notes payable                                                   --         (2,500)
Proceeds from other cash advances, net of repayments                    135,850             --
Proceeds from related parties advances, net of repayments                17,615         24,360
Net cash provided by financing activities                               291,065        274,860

Net increase in cash and cash equivalents                                    10         37,106
Cash and cash equivalents at beginning of period                             --             30
                                                                    ------------   ------------
Cash and cash equivalents at end of period                          $        10    $    37,136
                                                                    ============   ============

Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                $        --    $        --
Cash paid during period for taxes                                            --             --
Common stock issued for services rendered                               374,405      1,670,000
Common stock issued in connection with Kryptosima                            --      1,500,000
Reclassification of accrued liabilities                                      --         27,813
Common stock issued for accrued expenses                                 94,000         67,292
Common stock issued in exchange for advances from related parties        32,634             --
Common stock issued in exchange for other advances                       46,500             --
Common stock issued in exchange for organization costs                  300,000             --
Consulting fees prepaid in prior year with Company common stock          54,138             --

      See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                             BENTLEY COMMERCE CORP.
                     (FORMERLY BENTLEY COMMUNICATIONS CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2003
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended December 31, 2003, are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation
---------------------

Bentley Commerce Corp., formerly Bentley Communications Corp., ("Bentley" or the "Company") was incorporated under the laws of the state of Florida in February 1992 and was engaged in the business of casino gaming, sports book, horseracing, and bingo via the Internet. The Company is also developing methods that would allow consumers to make Internet payments via an ATM/Debit card, for online trading of securities. In December 2003, the Company incorporated a wholly-owned subsidiary, Bentley's Crump Barter Network, Inc., under the laws of the state of Nevada. The Company began to direct its activities towards the "trade" and "barter" industry. In January 2004, the Company changed its name from Bentley Communications Corp. to Bentley Commerce Corp.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Twirlme.com, Inc., Legends Surfboards, Inc. Omnibomb Corp, Kyrenia Acquisition, Corp., Kryptosima Acquisition Corp. and Bentley's Crump Barter Network, Inc. All subsidiaries except Bentley's Crump Barter Network, Inc. are currently non-operative. All significant intercompany transactions have been eliminated.

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

                             BENTLEY COMMERCE CORP.
                     (FORMERLY BENTLEY COMMUNICATIONS CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and for the subsequent periods. The Company has no awards of stock-based employee compensation issued and outstanding at December 31, 2003.

New Accounting Pronouncements
-----------------------------

In December 2003, the FASB issued SFAS No. 132 (revised), EMPLOYERS' DISCLOSURES ABOUT PENSIONS AND OTHER POSTRETIREMENT BENEFITS - AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, AND 106. This statement retains the disclosure requirements contained in FASB statement no. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, which it replaces. It requires additional disclosures to those in the original statement 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information should be provided separately for pension plans and for other postretirement benefit plans. The revision applies for the first fiscal or annual interim period ending after December 15, 2003 for domestic pension plans and June 15, 2004 for foreign pension plans and requires certain new disclosures related to such plans. The adoption of this statement will not have a material impact on the Company's results of operations or financial positions.

Reclassification
----------------

Certain reclassifications have been made to conform to prior periods' data to the current presentation. These reclassifications had no effect on reported losses.

NOTE B - CAPITAL STOCK

The Company has authorized 2,500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 455,144,625 and 310,830,764 shares of common stock issued and outstanding at December 31, 2003 and June 30, 2003, respectively. The Company has no shares of preferred stock issued and outstanding at December 31, 2003 and June 30, 2003.

                             BENTLEY COMMERCE CORP.
                     (FORMERLY BENTLEY COMMUNICATIONS CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2003
                                   (UNAUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

For the period ended December 31, 2003, the Company issued an aggregate of 5,777,778 shares of common stock in exchange for $65,000 of cash, net of costs and fees. The Company issued an aggregate of 27,008,603 shares of common stock to consultants for services of $374,405. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 8,600,000 shares of common stock to a consultant in exchange for accrued service fees of $94,000 and 3,092,267 shares of common stock to a related party in exchange for $32,634 of previously incurred debt. The Company issued an aggregate of 4,000,000 shares of common stock in exchange for $46,500 of other advances. The company also issued an aggregate of 15,000,000 restricted shares of common stock in exchange for $300,000 of organization costs.

In August 2003, two investors agreed to purchase an aggregate of 7,000,000 shares of the Company's common stock in the amount of $70,000. As of December 31, 2003, the Company received $22,600 of proceeds from the stock subscription and the remaining $47,400 was recorded as stock subscription receivable. In September 2003, an investor agreed to purchase 2,070,000 shares of the Company's common stock in the amount of $60,000. As of December 31, 2003, the Company received $30,000 of proceeds and the rest of $30,000 stock subscription receivable remains outstanding. In December 2003, an investor agreed to purchase 1,400,000 shares of the Company's common stock in the amount of $20,000. As of December 31, 2003, the Company received $20,000 of proceeds but shares have not been issued until subsequent to the dates of financial statements.

In November 2003, the Company issued an aggregate of 71,765,213 shares of common stock to its common shareholders as dividend. The stock dividend issued was at the rate of one share of common stock per five shares of common stock owned by the common shareholders of record as of November 5, 2003.

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

GENERAL

Beginning in calendar year 2003, Bentley began its transition to a business-to-business, Internet e-commerce company focused on establishing a new marketplace and distribution channel for worldwide barter and trade. Through the development of a seamlessly integrated family of Internet barter services, it envisions that most barter transactions can be handled online, in real time, with the comprehensive, proprietary VirtualBarter 3.0 software it licensed for North America.

Bentley's mission is to become the online "market maker" for the multi-billion dollar barter industry -- serving as the neutral intermediary that will bring together fragmented multiple groups of buyers and sellers to trade interactively with each other over the Internet. Bentley intends to serve as a clearinghouse for barter trades for fortune 500 trading partners, hundreds of existing retail barter exchanges that serve companies of all sizes, corporate barter companies that serve large multinational corporations, trade associations and their member companies, as well as media and travel agencies.

o ANNUAL MEETING OF SHAREHOLDERS

On Thursday, October 30, 2003, Bentley held its Annual Meeting of Shareholders. Among the proposals passed were changing the company's name to Bentley Commerce Corp. from Bentley Communications Corp.; the purchase of the assets of Crump Barter Systems, Inc.; the election of Gordon F. Lee, chairman and CEO, and Robert Schumacher, president and COO, for a one year term as directors; and approval of the company's new business plan.

o NAME CHANGE TO BENTLEY COMMERCE CORP.

To more accurately reflect the company's position as an emerging leader in e-commerce based online barter and trade, shareholders authorized a name change from Bentley Communications Corp. to Bentley Commerce Corp. at its Annual Meeting of Shareholders. This action did not change or consolidate the issued and outstanding common stock of the company. In subsequent events, its new name became effective on January 12, 2004, its trading Symbol changed from BTLY to BLYC, and its CUSIP number changed to 08264E 10 3.

o BENTLEY CRUMP BARTER NETWORK

On August 4, 2003, Bentley reached an agreement in principal to acquire the assets of Crump Barter Systems, Inc., including the sole and exclusive use of the name "Crump Barter," all right, title and interest in and to the website "www.crumpbarter.com", the Crump Barter system, including its 180 affiliates and alliances, trade receivables and trade payables, fixed assets, all goodwill, real property, personal property, choses in action, and intangible or intellectual property in which Crump has a right or interest or the right to acquire an interest. The Crump Barter System was founded in 1998 by Mr. Crump to bring efficiencies to the barter industry by providing a clearinghouse through which members of different barter exchanges worldwide can make available each other's inventory and services and trade seamlessly with one another.

On November 6, 2003, Bentley and Crump Barter Systems, Inc. mutually agreed to cancel the Asset Purchase Agreement because Crump failed to deliver the required financial statements. Bentley and Crump instead entered into a License Agreement, whereby Bentley licensed the business methods of Crump. This License is for three years and renews automatically thereafter for three year periods until terminated. In exchange for the License, at closing, Bentley will pay to Crump a one-time license fee of 10,000,000 shares of restricted common stock, valued at $.01 per share, and $30,000. Further, the license is subject to an ongoing royalty fee of Three Percent (3%) of the barter fees or $5,000 during any fiscal quarter, which ever is greater, as long as the royalty fee does not exceed $10,000 per fiscal quarter.

In December 2003, Bentley Crump Barter Network was set up as a wholly owned subsidiary of Bentley Commerce Corp., with Joe Crump serving as its president. It has a membership of 180 independent local barter exchanges and about 50,000 members that trade through them. This represents approximately 30 percent of the barter exchanges in the USA and 50 percent of those in Canada.

o VIRTUALBARTER 3.0 SOFTWARE

On Monday, December 8, 2003, VirtualBarter 3.0 went online. VirtualBarter 3.0 is the comprehensive suite of trade exchange management software that builds and enables an Internet based worldwide network of barter and trade exchanges, that Bentley licensed exclusively for North America, This software is the cornerstone for Bentley's worldwide collaborative trade alliance. It will link the members of the Bentley Crump Barter Network in a global online system, as well as other independent exchanges that join. It is intended to help eliminate barriers to trade by providing new multi-lingual, multi-currency trading for barter and trade exchanges, and their members worldwide.

VirtualBarter software enables exchanges and their members to manage, merchandise and market their products and services in an online barter marketplace to an integrated worldwide network of trade exchanges. It has made global online trading possible since January 2000. It was significantly enhanced with the release of version 2.0 in July 2002. Version 3.0, the platform Bentley will be using, was released December 2003.

VirtualBarter will give members of Bentley's trade exchanges the ability to manage their own accounts as they can post transactions, view real time online statements, view detailed transaction history, search local and global member directories, and manage their inventory offered for trade with a fully integrated item and inventory control management system.

In addition to national, regional and local trade exchanges joining the system, exchanges are being set up through VirtualBarter 3.0 that cater to specific industries as well as nonprofit organizations. Examples include exchanges that will enable:

    o   artists to trade their art work for the products and services they need;
    o an online trade marketplace to enable hotels, resorts, bed & breakfasts, cruise lines, restaurants and others in the hospitality industry to purchase furniture, fixtures, equipment and supplies at below standard wholesale pricing by partially paying for purchases with excess room night and food and beverage capacity; and
    o qualified non-profit organizations to more efficiently acquire and convert donated gifts in kind to other products and services more useful to their organizations.

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

o BENTLEY CORPORATE TRADE - Bentley begins its entry into the corporate barter business through a strategic alliance with Intertrade Capital Group, Ltd., a leading corporate barter company. This will join Bentley's Crump Barter Network with Intertrade's team of international trade, finance and corporate barter specialists. Bentley's new division will enable the individual exchanges within the Crump Network to initiate corporate trade and to obtain the resources necessary to successfully complete transactions. It will also be able to present a wide range of goods obtained through corporate trade to thousands of retail barter customers. In addition, Bentley plans to execute corporate trades that originate from sources outside of the Crump Network.

o BENTLEY 20% STOCK DIVIDEND

On October 1, 2003, Bentley announced a twenty percent (20%) stock dividend payable to shareholders of record as of October 24, 2003. It was extended on October 17 to shareholders of record as of November 5, 2003, with dividend shares distributed on or about December 1, 2003. As a result of the dividend, shareholders of record received 1 (one) additional share of Bentley Communications Corp. common stock for every five (5) shares they held.

SUBSEQUENT EVENTS:

o BRUCE KAMM, NEW CEO OF BENTLEY

Bruce Kamm, one of the barter and trade industries most experienced and highly regarded executives, was appointed CEO of Bentley Commerce Corporation, effective February 1, 2004.

Mr. Kamm is the developer of VirtualBarter software that enables exchanges and their members to manage, merchandise and market their products and services in an online barter marketplace to an integrated worldwide network of trade exchanges. It has made global online trading possible since January 2000. He is also the founder and CEO of Intertrade Capital Group, a global alliance organization that enables barter, trade, countertrade, asset management and alternative capital and financial transactions to greatly expand liquidity and bottom line profitability. At Intertrade he engineered numerous alternative finance and corporate trade transactions for many of America's foremost companies.

Previously, Mr. Kamm established an ITEX office in New York City, which in less than one year became ITEX'S largest and most successful exchange and facilitated the highest amount of trade volume and revenues of any ITEX office for seven consecutive years, culminating in over $16 million in annual trade volume in 1999.

In addition, Mr. Kamm founded TradeBanc, at the time, the first and only Internet based transactional trade banking system that enabled barter transactions, trade finance and asset auctions between small, medium and large national and international companies on a global basis. He was co-founder of UNITE, the global trade network of barter and trade exchanges. Mr. Kamm also founded and managed a real estate development company that specialized in using trade and offset as a component in many of its real estate and construction transactions.

Bentley's executive management team will consist of Gordon Lee, chairman of the board and chief financial officer; Mr. Kamm, chief executive officer; Robert Schumacher, president and chief operating officer; and Joe Crump, president of the Bentley's Crump Barter Network, Inc.

Results of Operations
---------------------

Six Months ended December  31, 2003 and 2002

REVENUES - For the six months ended December 31, 2003 and 2002, the Company generated no revenues.

COSTS AND EXPENSES - Total operating costs and expenses decreased from $3,455,791 for the six months ending December 31, 2002 to $1,135,817 for the same period ending in 2003. The decrease of $2,319,974 is primarily attributable to the reduction of investment impairment in Kryptosima of $1,500,000 paid for in shares of the Company in December of 2002, and, approximately $750,000 in consultants' fees for services rendered paid for with shares.

Depreciation and amortization expense for the six-month period ending December 31, 2003 and 2002 was $351 and $350, respectively.

Liquidity and Capital Resources
-------------------------------

As of December 31, 2003, the Company had a working capital deficit of $582,441 compared to a deficit of $426,926 at June 30, 2003, an increase in deficit of $155,515. The increase in deficit was primarily due to a reduction of approximately $54,000 in prepaid expenses, an increase of approximately $26,000 in accounts payable, an increase of approximately $89,000 in cash advances due, and, a decrease of approximately $15,000 in due related parties liabilities.

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

The Company generated a cash flow deficit from operations of $291,055 for the six months ended December 31, 2003. Cash flow deficits from operating activities for the six months ended December 31, 2003 is primarily attributable to the Company's net loss from operations of $1,141,006 adjusted for depreciation and amortization of $351 and common stock issued for services rendered, accrued expenses, organization costs and prepaid consulting fees.

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

Bentley's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BLYC. As of December 31, 2003, there were 455,144,625 shares of common stock outstanding, of which approximately 178,475,923 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of Bentley's common stock and volatility of Bentley's stock price.

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

(b) During the most recent fiscal quarter, there has not occurred any change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II:  OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

Legal action was commenced against Bentley and its then Chief Executive Officer, Gordon Lee, by Victor Nguyen (the "Plaintiff"), Case No. SC077312, in May 2003 in Los Angeles, Superior Court for breach of written contract, fraud and negligent misrepresentation. The case stems from a Settlement Agreement and General and Mutual Release regarding rent due on 9800 Sepulveda Blvd. Ste. 625, Los Angeles, CA and other obligations set forth in the settlement. The claim is for damages in accordance with the proof, return to the Plaintiff of 500,000 shares of Bentley stock surrendered pursuant to the agreement and for punitive damages.

Bentley answered on July 23, 2003. Both Bentley and Gordon Lee are working toward settlement of the matter.

On November 7, 2003, Norm Alvis (the "Plaintiff") commenced legal proceedings against Gordon Lee and Does 1-20 in Sacramento Superior Court, Case No. 03AS06232 for breach of contract in connection with a consulting agreement entered into with Bentley. Plaintiff has requested 1,500,000 shares of Bentley common stock and damages according to proof. Mr. Lee believes this matter was settled previously and intends to work towards enforcing that settlement. Further, Mr. Lee believes the complaint was filed in the wrong jurisdiction and intends to file a motion to dismiss on that basis, if the Plaintiff does not dismiss the suit on his own accord.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities.

On September 29, 2003, Bentley authorized the issued 2,070,000 shares to Honor Hedge Fund for consulting services. The shares were issued on October 1, 2003 and were valued at $60,000.00 or $0.029 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On September 29, 2003, Bentley authorized the issued 4,000,000 shares to Stoneridge Capital, LLC for consulting services. The shares were issued on October 1, 2003 and were valued at $40,000.00 or $0.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On September 29, 2003, Bentley authorized the issuance of 2,000,000 shares to Henry Winkler for consulting services. The shares were issued on October 1, 2003 and were valued at $30,000.00 or $0.015 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On October 8, 2003, Bentley issued 1,000,000 shares to George L. and Martha M. Audley pursuant to a subscription agreement in exchange for $10,000.00 or $.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On October 15, 2003, Bentley issued 1,000,000 shares to Paul James Stoll, an investor, in exchange for $17,500.00 or $.0175 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On October 15, 2003, Bentley issued 500,000 shares to Tim Neil for consulting services. These shares were valued at $10,000.00 or $.02 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On October 15, 2003, Bentley issued 665,270 shares to William Hochmuth for consulting services. These shares were valued at $13,305.00 or $.02 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On October 22, 2003, Bentley issued 4,000,000 shares to Glenn Bagwell in settlement of debt in the amount of $46,500.00. The shares were valued at $.011625 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 4, 2003, Bentley issued 100,000 shares to Tristan Cavato for administrative consulting services rendered to the company. These shares were valued at $2,000.00 or $.02 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 14, 2003, Bentley issued 5,000,000 shares to acquire the license for the VirtualBarter software from principals of the Intertrade Capital Group. These shares were valued at $200,000.00 or $.04 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 14, 2003, Bentley issued 100,000 shares to Scott Broffman for legal services rendered. These services were valued at $4,000.00 or $.04 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 3, 2003, Bentley issued 10,000,000 shares to Crump Barter Systems in consideration of licensing its business methods. These shares were valued at $100,000.00 or $.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 24, 2003, Bentley issued 3,833,333 shares to Westpoint Management Consultants Ltd., in exchange for $57,500.00 payable through the settlement of a debt. The shares were valued at $.015 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 24, 2003, Bentley issued 342,267 shares to Anton J. Drescher, in exchange for $5,134.00 payable through the settlement of a debt. The shares were valued at $.015 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 24, 2003, Bentley issued 2,000,000 shares to Patrick Rost, an investor, in exchange for $20,000.00 or $.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 24, 2003, Bentley issued 3,000,000 shares to Lebed & Lara, LLC in exchange for public relations and communications services valued at $20,000.00. The shares were valued at $.006667 per shares. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

 On December 24, 2003, Bentley issued 277,778 shares to Keith Chaney & James Krause, jointly, pursuant to a subscription agreement. The shares were valued at $5,000.00 or $.018 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On October 30, 2003, Bentley held an annual meeting of shareholders. The two nominees of the Board of Directors, Robert Schumacher and Gordon F. Lee, were unopposed and were elected as directors. Gordon F. Lee previously served as the sole director of the company. The following sets forth the matters voted on at the meeting and the results of such voting:

--------------------------------- -------------- -------------- ----------------
ITEM                              VOTES FOR      VOTES AGAINST  ABSTENTIONS AND
                                                 OR WITHHELD    BROKER NON-VOTES
--------------------------------- -------------- -------------- ----------------
Election of Gordon F.
Lee as director                   177,432,649    1,000          143,750
--------------------------------- -------------- -------------- ----------------
Election of Robert
Schumacher as director            177,432,649    1,000          143,750
--------------------------------- -------------- -------------- ----------------
Ratification of the
appointment by the Board of
Directors of Russell Bedford
Stefanou Mirchandani LLP,         177,512,649    1,000          63,750
independent certified public
accountants, as the Company's
independent auditors for the
current fiscal year.
--------------------------------- -------------- -------------- ----------------

--------------------------------- -------------- -------------- ----------------
Amendment of the
Company's Articles of
Incorporation to change
the Company's name
from "BENTLEY
COMMUNICATIONS CORP."
to "BENTLEY COMMERCE              177,512,649    1,000          63,750
CORPORATION", or such
other name as determined
by the Board of Directors
--------------------------------- -------------- -------------- ----------------
Amendment of the Company's
Articles of Incorporation to
increase the number of
authorized common stock to        172,508,829    4,974,820      93,750
2,500,000,000
--------------------------------- -------------- -------------- ----------------
Ratify and approve the
Company's Stock Plans             174,698,949    2,514,700      363,750
--------------------------------- -------------- -------------- ----------------
Ratify and approve the  purchase
of the  assets  of Crump  Barter
Systems, Inc. and the Company's   177,412,649    101,000        63,750
new business plan
--------------------------------- -------------- -------------- ----------------
Ratify and approve the actions
of the board of directors and
officers of the Company for the   175,003,949    430,000        21,430,450
last fiscal year
--------------------------------- -------------- -------------- ----------------

ITEM 5. OTHER INFORMATION

        NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a) Exhibits
3.1       Articles of Incorporation*
3.2       Amendment to the Articles of Incorporation
3.3       Amendment to the Articles of Incorporation
10.1      License Agreement with Crump Barter Systems**
10.2      Intertrade License Agreement
31.1 Certification of the Chief Executive Officer of Bentley Commerce Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer of Bentley Commerce Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Bentley Commerce Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*Previously filed as an exhibit to the company's Form 10-QSB dated June 1, 2000. **Previously filed with Bentley's Form 8-K/A dated November 13, 2003.

(b) Reports on Form 8-K filed during the three months ended December 31, 2003.

Bentley filed an amended 8-K on November 13, 2003 to its current report dated June 26, 2003, reporting that the acquisition of Crump Barter Systems had been cancelled because Crump failed to deliver the necessary financial statements. Bentley then reported that on November 6, 2003, Bentley and Crump entered into a License Agreement, whereby Bentley will license the business methods of Crump (the "License"). This License is for three years and renews automatically thereafter for three year periods until terminated. In exchange for the License, at closing, Bentley will pay to Crump a one-time license fee of 10,000,000 shares of restricted common stock, valued at $.01 per share, and $30,000. Further, the license is subject to an ongoing royalty fee of Three Percent (3%) of the barter fees or $5,000 during any fiscal quarter, which ever is greater, as long as the royalty fee does not exceed $10,000 per fiscal quarter.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 12, 2004               Bentley Commerce Corp.

                                       /s/ Gordon F. Lee
                                       -----------------------------------------
                                       Name: Gordon F. Lee
                                       Title: Chief Financial Officer,
                                       Principal Accounting Officer and Chairman