Form 10QSB
period 2004-03-31
BENTLEY COMMERCE CORP
filed 2004-05-24
CIK 1091964

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

     (Mark One)

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 549,161,536 Shares Outstanding as of May 7, 2004

Transitional Small Business Disclosure Format (check one); Yes [ ]  No [X]

                             BENTLEY COMMERCE CORP.

                     QUARTERLY REPORT ON FORM 10-QSB FOR THE
                    QUARTERLY PERIOD ENDING DECEMBER 31, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

   ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

            CONDENSED CONSOLIDATED BALANCE SHEETS:
            MARCH 31, 2004 AND JUNE 30, 2003..................................3

            CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
            FOR THE THREE AND NINE MONTHS ENDED MARCH 31,
            2004 AND 2003.....................................................4

            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
            FOR THE NINE MONTHS ENDED MARCH 31, 2004 AND 2003.................5

            NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION.............6

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS.............................10

   ITEM 3. CONTROLS AND PROCEDURES............................................16

PART II - OTHER INFORMATION

   ITEM 1.  LEGAL PROCEEDINGS.................................................16

   ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................17

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................18

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............19

   ITEM 5.  OTHER INFORMATION.................................................19

         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K............................19

SIGNATURES....................................................................19

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                             BENTLEY COMMERCE CORP.
                     (FORMERLY BENTLEY COMMUNICATIONS CORP.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            (Un-audited)     (Audited)
                                                           March 31, 2004  June 30, 2003
                                                           -------------   -------------
ASSETS

Current Assets:
Cash and Cash Equivalents                                  $     15,384    $         --
Other Receivable                                                 12,884              --
Prepaid
Expenses                                                             --          54,138
Other Assets                                                      1,508              --
                                                           -------------   -------------
Total Current Assets                                             29,776          54,138

Property, Plant and Equipment:
Furniture and Equipment                                           8,957           3,500
Less: Accumulated Depreciation                                    2,949           2,403
                                                           -------------   -------------
                                                                  6,008           1,097

Total Assets                                               $     35,784    $     55,235
                                                           =============   =============

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Current Liabilities:
Cash Disbursed in Excess of Available Funds                $         --    $         25
Accounts Payable and Accrued Liabilities                        264,059         289,707
Notes Payable                                                    67,500          67,500
Convertible Debenture                                                --          30,000
Other Advances                                                  140,343          46,332
Due to Related Parties                                           17,071          47,500
                                                           -------------   -------------
                                                                488,973         481,064

Commitments and Contingencies                                        --              --
Deficiency in Stockholders' Equity:
Preferred Stock, par value $.0001 per share; 20,000,000
 shares authorized; none issued at March 31, 2004 and
 June 30, 2003                                                       --              --
Common Stock, par value $.0001 per share; 2,500,000,000
 shares authorized; 543,394,027 shares and 310,830,764
 shares issued and outstanding at March 31, 2004 and
 June 30, 2003, respectively                                     54,339          31,083
Common Stock Subscription                                      (102,400)        (66,000)
Additional Paid-In-Capital                                   15,668,790      12,242,200
Accumulated Deficit                                         (16,073,918)    (12,633,112)
                                                           -------------   -------------
Total Deficiency in Stockholders' Equity                       (453,189)       (425,829)
                                                           -------------   -------------
Total Liabilities and Deficiency in Stockholders' Equity   $     35,784    $     55,235
                                                           =============   =============

See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                       BENTLEY COMMERCE CORP.
                               (FORMERLY BENTLEY COMMUNICATIONS CORP.)
                             CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                             (UNAUDITED)

                                        For The Three Months Ended         For The Nine Months Ended
                                                 March 31,                         March 31,
                                      -------------------------------   -------------------------------
                                           2004             2003            2004             2003
                                      --------------   --------------   --------------   --------------

Revenues                              $      17,293    $          -     $      17,293    $          -
                                      --------------   --------------   --------------   --------------

Operating expenses:
Selling, general and administrative   $   2,316,188    $     483,872    $   3,451,654    $   3,939,313
Depreciation                                    195              175              546              525
                                      --------------   --------------   --------------   --------------

Total operating expenses                  2,316,383          484,047        3,452,200        3,939,838

Loss from operations                     (2,299,090)        (484,047)      (3,434,907)      (3,939,838)
Other income (expense)                          973               --              973               --
Interest income (expense)                    (1,683)              --           (6,872)              --
Income (taxes) benefit                           --               --               --               --
                                      --------------   --------------   --------------   --------------

Net loss                              $  (2,299,800)   $    (484,047)   $  (3,440,806)   $  (3,939,838)
                                      ==============   ==============   ==============   ==============
Loss per common share
(basic and assuming dilution)         $       (0.00)   $       (0.00)   $       (0.01)   $       (0.02)
                                      ==============   ==============   ==============   ==============

Weighted average shares outstanding     506,162,883      212,997,431      408,613,089      188,720,193

           See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                                 4

                                  BENTLEY COMMERCE CORP.
                          (FORMERLY BENTLEY COMMUNICATIONS CORP.)
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Nine Months    Nine Months
                                                                       ended          ended
                                                                        2004           2003
                                                                    ------------   ------------
Cash flows from operating activities:
Net loss from operating activities                                  $(3,440,806)   $(3,939,838)
Adjustments to reconcile net loss to net cash
  used in operating activities:
Depreciation                                                                546            525
Common stock issued in exchange for services rendered                 2,508,911      2,021,500
Common stock issued in connection with Krptosima                             --      1,500,000
Common stock issued in exchange of debt                                      --         67,292
Common stock issued in exchange for organization costs                  300,000         27,813
Common stock issued for accrued interest on convertible
  debentures                                                              2,700             --
Common stock issued in exchange of advances from related parties         15,600             --
Common stock issued in exchange for accrued expenses                     94,000             --
Consulting fees prepaid in prior year with Company common stock          54,138             --
Increase (decrease) in:
Accounts receivable                                                     (12,884)            --
Prepaid assets                                                           (1,508)            --
Accounts payable and accrued liabilities                                (25,648)        48,414
Cash disbursed in excess of available funds                                 (25)            --
                                                                    ------------   ------------
Net cash (used in) operating activities                                (504,976)      (274,294)

Cash flows from Investing activities:
Purchase of furniture and equipment                                      (5,457)            --
                                                                    ------------   ------------
Net cash (used in) Investing activities                                  (5,457)            --

Cash flows from financing activities:
Proceeds from sale of common stock and stock subscription,
  net of costs                                                          383,100        253,000
Repayment of notes payable                                                   --         (6,000)
Proceeds from other cash advances, net of repayments                    140,511             --
Proceeds from related parties advances, net of repayments                 2,206         27,278
                                                                    ------------   ------------
Net cash provided by financing activities                               525,817        274,278

Net increase(decrease) in cash and cash equivalents                      15,384            (16)
Cash and cash equivalents at beginning of period                             --             30
                                                                    ------------   ------------
Cash and cash equivalents at end of period                          $    15,384    $        14
                                                                    ============   ============
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                $        --    $        --
Cash paid during period for taxes                                            --             --
Common stock issued for services rendered                             2,508,911      2,021,500
Common stock issued in connection with Kryptosima                            --      1,500,000
Reclassification of accrued liabilities                                      --         27,813
Common stock issued for accrued expenses                                 94,000             --
Common stock issued for debt                                                 --         67,292
Common stock issued in exchange for advances from related parties        15,600             --
Common stock issued in exchange for advances from related parties        46,500             --
Common stock issued for convertible debentures and interest
  accrued                                                                32,700             --
Common stock issued in exchange for organization costs                  300,000             --
Consulting fees prepaid in prior year with Company common stock          54,138             --

      See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                            5

                             BENTLEY COMMERCE CORP.
                     (FORMERLY BENTLEY COMMUNICATIONS CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                           MARCH 31, 2004
                               (UN-AUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

General
-------

The accompanying un-audited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2004. The un-audited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2003 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Twirlme.com, Inc., Legends Surfboards, Inc. Omnibomb Corp, Kyrenia Acquisition, Corp., Kryptosima Acquisition Corp. and Bentley's Crump Barter Network, Inc. All subsidiaries except Bentley's Crump Barter Network, Inc. are currently non-operative. All significant inter-company transactions have been eliminated.

Revenue Recognition

For revenue from products and services, the Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services have been rendered;
(3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered/services rendered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or services has not been rendered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or services has been rendered or no refund will be required.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's financial statements.

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

                             BENTLEY COMMERCE CORP.
                     (FORMERLY BENTLEY COMMUNICATIONS CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                          MARCH 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and for the subsequent periods. The Company has no awards of stock-based employee compensation issued and outstanding at March 31, 2004.

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

NOTE B - CAPITAL STOCK

The Company has authorized 2,500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 543,394,027 and 310,830,764 shares of common stock issued and outstanding at March 31, 2004 and June 30, 2003, respectively. The Company has no shares of preferred stock issued and outstanding at March 31, 2004 and June 30, 2003.

                             BENTLEY COMMERCE CORP.
                     (FORMERLY BENTLEY COMMUNICATIONS CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                  (UN-AUDITED)

NOTE B - CAPITAL STOCK (CONTINUED)

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

During the quarter ended March 31, 2004, the Company collected $113,000 towards subscription receivable for shares issued for cash up to December 31, 2003.

For the three months period ended March 31, 2004, the Company issued 4,600,300 shares at price ranging between $0.01 to $0.042 for a total cash of $224,500. Out of this $92,000 of subscription was not received by March 31, 2004 and is included in subscription receivable $102,400 as of March 31, 2004.

During the quarter ended March 31, 2004, the Company issued an aggregate of 77,603,388 shares of common stock to consultants for services at $2,134,507. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

The Company issued an aggregate of 1,445,714 shares of common stock in exchange for debt at $48,300. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.


NOTE C - BARTER TRANSACTIONS AND AGREEMENTS

During the quarter ended March 31, 2004, the Company entered into a barter agreement to purchase future inventory of condos in return for 7,250,000 cash equivalent credit in accordance with the terms of the agreement. Cash equivalent credit can be utilized by seller as partial payment towards the purchase of various merchandise, products and services, in accordance with the terms and conditions of the agreement. The Company's obligation under the contract will expire in earlier of forty eight months from the date of the agreement or utilization of trade credit.

                             BENTLEY COMMERCE CORP.
                     (FORMERLY BENTLEY COMMUNICATIONS CORP.)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2004
                                  (UN-AUDITED)

NOTE C - BARTER TRANSACTIONS AND AGREEMENTS (CONTINUED)

Since earning process relating to the transaction is not complete and the Company does not have any recorded assets, the Company has not recorded any asset liability as of March 31, 2004 and income or expense for the three month period ended March 31, 2004, relating to the agreement in accordance with paragraph 21 of APB 29, "Accounting for Non-Monetary Transactions" and EITF 93-11 "Accounting for Barter Transactions".

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

GENERAL

During the first quarter of calendar 2004, the Company implemented its business model and new trade exchange management and global trade marketplace software.

In January 2004, Bentley Commerce evolved from a developmental company to an operating company. This began with the online launch of VirtualBarter 3.0, a seamlessly integrated family of Internet barter services, that enables most barter transactions to be handled online, in real time, that it licensed exclusively for North America. This state of the art Internet-based trading platform software, enables independent exchanges and their members to manage, merchandise, and market their products and services to an integrated worldwide network of trading partners. Bentley Commerce is focused on establishing a new marketplace and distribution channel for worldwide barter and trade.

Within the first quarter, Bentley Commerce started to serve as an online "market maker" for the multi-billion dollar barter industry, and the neutral intermediary to bring together fragmented multiple groups of buyers and sellers to trade interactively with each other over the Internet. Within this context Bentley Commerce plans to serve as a clearinghouse for barter trades for fortune 500 trading partners, hundreds of existing retail barter exchanges that serve tens of thousands of companies of all sizes, corporate barter companies that serve large multinational corporations, trade associations and their member companies, as well as media and travel agencies.

TRADE DOLLAR REVENUE

In addition to cash revenues, the Company earns Trade Dollars as compensation from exchanges participating in the trade exchange network, from transaction fees from its online exchanges and from profits from the sale of products and services as a result of transactions entered into by the Company as a member of the exchange network.

Trade Dollar revenues earned by the Company will be used to offset future operating expenses that are typically paid for by a company in cash, which will ultimately reduce the Company's cash operating expenses. The Company anticipates using its Trade Dollars to offset expenses including, but not limited to, printing, travel, marketing, investor relations, technology development, telecommunications, etc.

In Q3, Trade Dollar revenue and corporate trade transactions, (which result in future revenue), exceeded $10,000,000 ($10,560,903), which resulted in Bentley Commerce earning initial Trade Dollars of $161,459 and cash transaction fees of $17,293.

In evaluating the Company's earnings results it is important to understand that cash revenue is booked only when there is actual cash revenue resulting from transaction fees or from the sale (remarketing) of the assets that the Company obtained in corporate trade transactions.

Some of the Company's cash fees on transactions are booked at the end of the month, while other cash fees are not earned until the companies that are a party to the trade, spends their trade, while additional cash revenue could be derived from the remarketing or sale of an asset acquired in a trade transaction at some future date.

Therefore, it is best to look at revenues on an annualized basis, as it could take six months or more to realize remarketing revenues on a large corporate trade - but the rewards may be at a much higher percentage than fees earned immediately from smaller transactions.

Pursuant to various accounting policies, exchanges involving trade dollars are not reflected at any value in the Company's financial statements. Management believes the products and services obtained with payment in Trade Dollars are a necessary part of conducting business because if in the future, the Company is unable to pay for products and services using trade dollars, the Company's cash expenses could increase and potentially reduce operating profits.

Most important, during the first quarter of operation, 46 independent exchanges that represent about 10,000 companies, joined Bentley Commerce's Online Global Trade Marketplace, and contracted to manage their exchanges with its VirtualBarter software. By the end of the quarter over $440 million in goods and services were offered for trade on its Online Global Trade Marketplace. In addition, this was coupled with its offline network of exchanges affiliated with its Bentley Crump Barter Network of 180 independent trade exchanges and approximately 50,000 members that trade through them.

2004 PLAN OF OPERATION

Bentley Commerce's business strategy is to create a worldwide affiliated network of independent exchanges and receive a small portion of every barter transaction processed throughout its system, rather than acquire barter exchanges, while simultaneously developing its global corporate barter business and becoming a party to these typically larger transactions.

The company believes it can satisfy its cash requirements through the sale of stock, paying consultants and others with stock until it becomes profitable. The company wants to raise $500,000 to $600,000 over the remainder of 2004 to cover expenses before the company should become profitable in the fourth calendar quarter 2004 or first quarter of 2005. However, the lack of capital is an impediment to rapid growth.

The company will invest in maintaining and enhancing its VirtualBarter software over the year, as well as into the future. This will help to assure its competitive advantage. No significant equipment, plants or elaborate facilities are planned. As cash flow and investment in the company increases, it expects to add about five employees in key roles. Meanwhile, it will compensate them as consultants with stock.

Bentley Commerce has six major areas. These are: (1) VirtualBarter Software
(2) Bentley Crump Barter Network, (3) Online Global Trade Marketplace, (4) Barter Exchange Business Opportunity (5) Enterprise Exchanges, and (6) Corporate Trade Group.

1) VIRTUAL BARTER SOFTWARE

VirtualBarter 3.0 is the state of the art Internet-based trading platform software that enables independent exchanges and their members to manage, merchandise, and market their products and services to an integrated worldwide network of trading partners. It provides the members of barter and trade exchanges with the e-business resources they need to build their bottom line and gain entry to thousands of new customers, stronger cash flow, increased buying power, greater sales volume and access to new markets for sale of their product or service throughout the world.

Bentley Commerce has the exclusive North American license to VirtualBarter software. During 2004 Bentley Commerce will be adding enhancements and additional capabilities to this software to maintain a sustainable competitive advantage over present or potential programs offered by competitors.

2) BENTLEY CRUMP BARTER NETWORK

Bentley Crump Barter Network is a wholly owned subsidiary of Bentley Commerce Corp. It has an offline membership of 180 independent local barter exchanges and about 50,000 members that trade through them. This represents approximately 30 percent of the barter exchanges in the USA and 50 percent of those in Canada. During 2004, Bentley Commerce will persuade as many of its exchange members as possible to use its VirtualBarter software and join its Online Global Trade Marketplace. In addition, it will continue to attract new members to its offline services and develop specific opportunities for trade.

3) ONLINE GLOBAL TRADE MARKETPLACE

Bentley's Global Trade Marketplace is the world's largest Internet-based barter marketplace, comprised of a growing number of independent exchanges that totaled 46 by the end of the quarter, that are online with Bentley Commerce's Virtual Barter software and exchange management system. These exchanges have over 10,000 small to midsize businesses that trade through them. Bentley Commerce enables the members of these exchanges to manage their trade account over the Internet and to trade in a collaborative trade marketplace with other members in other exchanges throughout the world, as well as with members of the exchanges in the Bentley Crump Barter network. By the end of it first quarter of operation, Bentley Global Trade Marketplace had about $440 million in goods and services offered for trade online.

During 2004, Bentley Commerce hopes to attract more existing exchanges to join its Online Global Marketplace from both members and non-members of its Bentley Crump Barter Network.

4) BARTER EXCHANGE BUSINESS OPPORTUNITY

In local US and Canadian markets where Bentley Commerce does not have an affiliate exchange participating in its Online Global Trade Marketplace, it intends to market a trade exchange business opportunity that will include use of its Virtual Barter software coupled with extensive training and support. This effort, which is planned to begin in the third quarter of calendar 2004, is hoped to bring in revenue for Bentley Commerce, as well as expand its Online Network and the goods and services offered for trade.

5) CUSTOM BRANDED ENTERPRISE EXCHANGES

As part of its strategy to build its Online Global Worldwide Marketplace, trade velocity and fees, Bentley Commerce partners with business associations, nonprofit organizations and publishers with a wide membership base, to set up an industry/organization specific barter and trade exchange for their respective constituencies. Bentley Commerce, for example, has already set up Enterprise Exchanges for small hotels, motels and bed & breakfasts; for suppliers to the restaurant and lodging industry; for a minority and women's business association; for a regional and multi-nation chamber of commerce. During the remainder of 2004, Bentley Commerce expects to develop several more partnerships.

6) BENTLEY CORPORATE TRADE GROUP

Bentley Commerce's Corporate Trade Group, in collaboration with its strategic partner, Inter-trade Capital Group, assists companies in selling their excess inventory, production, or capacity at full value for cash equivalent trade credits, rather than liquidating it for pennies on the dollar. These companies use their trade credits to reduce their cash requirements in purchasing, procurement and capital expenses for many of the products and services they need to operate their businesses. Unlike barter and trade exchange transactions that Bentley Commerce facilitates and earns a percentage of the fees, its Corporate Trade Group becomes a principal in the transaction and can earn a substantial amount of the transaction by remarketing the asset it obtains in the transaction for cash.

In the first quarter of calendar 2004, Bentley Commerce appointed 8 independent corporate trade brokers. These brokers channel potential trade transactions to its Corporate Trade Group. They are recruited either from managers of exchanges that are affiliated with Bentley Commerce, or independent business professionals who already have a wide sphere of influence and contacts in their respective fields.

The Company's Corporate Trade Group arranged to provide a combined $7.5 million in cash equivalent trade credit funding to two Caribbean resorts in exchange for an equal amount of resort condos, suites and rooms that it plans to re-market for cash to vacation and resort travelers when the resorts are completed.

Results of Operations

Nine Months ended March 31, 2004 and 2003

REVENUES - For the nine months ended March 31, 2004 and 2003, the Company generated revenues of $17,293 and $0, respectively.

COSTS AND EXPENSES - Total operating costs and expenses decreased from $3,939,838 for the nine months ending March 31, 2003 to $3,452,200 for the same period ending in 2004. The decrease of $487,638 is primarily attributable to selling, general, and administrative expenses.

Depreciation expense for the nine-month period ending March 31, 2004 and 2003 was $546 and $525, respectively.

Three Months ended March 31, 2004 and 2003

REVENUES - For the three months ended March 31, 2004 and 2003, the Company generated revenues of $17,293 and $0, respectively.

COSTS AND EXPENSES - Total operating costs and expenses increased from $484,047 for the three months ending March 31, 2003 to $2,316,383 for the same period ending in 2004. The increase of $1,832,336 is primarily attributable to selling, general, and administrative expenses.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2004, the Company had a working capital deficit of $459,197 compared to a deficit of $426,926 at June 30, 2003, an increase in deficit of $32,271. The increase in deficit was primarily due to a reduction of approximately $54,138 in prepaid expenses, an increase of approximately $94,011 in other advances due, and, a decrease of approximately $30,429 in due related parties liabilities.

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

The Company generated a cash flow deficit from operations of $504,976 for the nine months ended March 31, 2004. Cash flow deficits from operating activities for the nine months ended March 31, 2004 is primarily attributable to the Company's net loss from operations of $3,440,806 adjusted for depreciation and amortization of $546 and common stock issued for services rendered, accrued expenses, organization costs and prepaid consulting fees. Cash flows used in investing activities during the period ended March 31, 2004 was $5,457. We met our cash requirements during this period through the private placement of $383,100 of our common stock, $140,511 of cash advances and $2,206 cash advanced by related parties.

While we have raised capital to meet our working capital and financing needs in the past, additional financing is required in order to meet our current and projected cash flow deficits from operations and development. We are seeking financing in the form of equity in order to provide the necessary working capital. We currently have no commitments for financing. There is no guarantee that we will be successful in raising the funds required.

By adjusting its operations and development to the level of capitalization , management believes it has sufficient capital resources to meet projected cash flow deficits through the next twelve months. However, if thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

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

BENTLEY HAS LIMITED EXPERIENCE IN THE E-COMMERCE BUSINESS SECTOR; ANTICIPATES LOSSES; AND IS UNCERTAIN OF FUTURE RESULTS.

Bentley has only limited experience in the e-commerce business sector. Bentley will be incurring costs to develop, introduce and enhance its barter services, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, Bentley's business, results of operations and financial condition will be materially adversely affected. Bentley may not be able to generate sufficient revenues from the sale of its service and products. Bentley expects negative cash flow from operations to continue for the next three quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy Bentley's liquidity requirements, Bentley may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to Bentley's stockholders.

BENTLEY FACES POTENTIAL FLUCTUATIONS IN QUARTERLY OPERATING RESULTS.

Bentley's quarterly operating results may fluctuate significantly in the future as a result of a variety of factors, most of which are outside Bentley's control, including:

           o    the level of use of the Internet;
           o    the demand for barter and alternative payment services;
           o    approval of Electronic Funds Transfer networks
           o    seasonal trends in Internet use,
           o the amount and timing of capital expenditures; and other costs relating to the expansion of Bentley's Internet operations;
           o the introduction of new services by Bentley or its competitors;
           o    technical difficulties or system downtime;
           o    general economic conditions, and
           o economic conditions specific to the Internet and Internet media.

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

Bentley's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BLYC. As of May 7, 2004, there were approximately 549,161,536 shares of common stock outstanding, of which approximately 254,597,854 were tradable without restriction under the Securities Act. There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of Bentley's common stock and volatility of Bentley's stock price.

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

WE ARE SUBSTANTIALLY DEPENDENT ON THE SUCCESS OF OUR GLOBAL TRADE MARKETPLACE.

Our success depends on our ability to expand, retain and enhance our network of independent barter exchanges. We look to our management and consultants to enroll new exchange members, train them in the use of the exchange system, facilitate business among members, provide members with information about barter goods and services, monitor the delivery of goods and services between members and assure the payment of our dues and fees. There can be no assurance that exchange members will continue to participate in the Global Trade Marketplace, or that we will be able to attract new exchange members at rates sufficient to maintain a stable or growing revenue base. We cannot assure you that the market for barter products and services will continue to develop as expected and consequently, our business operating results and financial condition may be materially adversely affected.

ITEM 3.  CONTROLS AND PROCEDURES.

(a) As of the end of the period covered by this report, the Chief Executive Officer and the Chief Financial Officer made an evaluation of the company's disclosure controls and procedures (as defined in ss.240.13a-15(e) or 240.15d-15(e) of the Securities Exchange Act). Based upon this evaluation, in their opinion, the disclosure controls and procedures are effective.

(b) During the most recent fiscal quarter, there has not occurred any change in the company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Legal action was commenced against Bentley and its then Chief Executive Officer, Gordon Lee, by Victor Nguyen (the "Plaintiff"), Case No. SC077312, in May 2003 in Los Angeles, Superior Court for breach of written contract, fraud and negligent misrepresentation. The case stems from a Settlement Agreement and General and Mutual Release regarding rent due on 9800 Sepulveda Blvd. Ste. 625, Los Angeles, CA and other obligations set forth in the settlement. The claim is for damages in accordance with the proof, return to the Plaintiff of 500,000 shares of Bentley stock surrendered pursuant to the agreement and for punitive damages. Both Bentley and Gordon Lee are working toward settlement of the matter and anticipate resolution of this matter within 60 days.

On November 7, 2003, Norm Alvis (the "Plaintiff") commenced legal proceedings against Gordon Lee and Does 1-20 in Sacramento Superior Court, Case No. 03AS06232 for breach of contract in connection with a consulting agreement entered into with Bentley. Plaintiff requested 1,500,000 shares of Bentley common stock and damages according to proof. This matter was subsequently dismissed for lack of jurisdiction.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Recent Sales of Unregistered Securities.

On January 16, 2004, the Company issued Tristan Cavato 550,000 shares of restricted common stock for consulting services valued at $13,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On or about January 28, 2004, the Company issued Crump Barter Systems, Inc. 2,857,143 shares of restricted common stock in payment of the annual royalty fee of $60,000 for the license of Crump Barter System's business methods. These shares were valued at $.021 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On or about January 28, 2004, the Company issued Charles Wainford, an investor, 1,400,000 shares of restricted common stock in exchange for $20,000 or $.01429 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On or about January 28, 2004, the Company issued Nick Romeo, an investor, 250,000 shares of restricted common stock in exchange for $5,000 or $.02 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On February 23, 2004, the Company issued Barry Clark, an investor, 1,000,000 shares of restricted common stock in exchange for $12,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On February 24, 2004, the Company issued Edward Von Borstel, an investor, 1,200,000 shares of restricted common stock in exchange for $12,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 1, 2004, the Company issued Arthur and Katherine Koch, investors, 250,000 shares of restricted common stock in exchange for $5,000 or $.02 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 1, 2004, the Company issued Gary Reid 3,000,000 shares of restricted common stock in exchange for consulting services valued at $40,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 24, 2004, the Company issued Barry Clark 1,000,000 shares of restricted common stock in exchange for consulting services valued at $30,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 24, 2004, the Company issued Tristan Cavato 250,000 shares of restricted common stock in exchange for consulting services valued at $28,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 24, 2004, the Company issued Steven Frye 2,500,000 shares of restricted common stock in exchange for consulting services valued at $75,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 24, 2004, the Company issued Guy Baker, an investor, 200,000 shares of restricted common stock in exchange for $6,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 24, 2004, the Company issued Clint L. Lyttle 119,050 shares of restricted common stock in exchange for $5,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 24, 2004, the Company issued Westpoint Management Consultants Ltd. 445,714 shares of restricted common stock in exchange for $15,600, payable through the settlement of a debt. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 24, 2004, the Company issued Anton J. Drescher 580,050 shares of restricted common stock in exchange for $20,301.74, payable through the settlement of a debt. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 31, 2004, the Company issued Eric P. Littman 2,500,000 shares of common stock in exchange for legal services valued at $75,000 or $.03 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

 On March 31, 2004, the Company issued Westpoint Management Consultants Ltd. 445,714 shares of restricted common stock in exchange for $15,600, payable through the settlement of a debt. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 31, 2004, the Company issued Anton J. Drescher 580,050 shares of restricted common stock in exchange for $20,301.74, payable through the settlement of a debt. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 31, 2004, the Company issued James Stoll 1,000,000 shares of restricted common stock in settlement of a $30,000 12% convertible debenture issued to Mr. Stoll. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 31, 2004, the Company issued Andrew Guerrieri and Michael Guerrieri, investors, 1,000,000 shares of restricted common stock in exchange for $38,500. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On March 31, 2004, the company issued John A. Majorek 625,000 shares of restricted common stock in exchange for $20,000 or $.032 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE.

 ITEM 5. OTHER INFORMATION

         NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits
3.1      Articles of Incorporation(1)
3.2      Amendment to the Articles of Incorporation(2)
3.3      Amendment to the Articles of Incorporation(2)
10.1     License Agreement with Crump Barter Systems(3)
10.2     Inter-trade License Agreement(2)
31.1 Certification of the Chief Executive Officer of Bentley Commerce Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2 Certification of the Chief Financial Officer of Bentley Commerce Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Bentley Commerce Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(1) Previously filed as an exhibit to the company's Form 10-QSB dated June 1, 2000.
(2) Previously filed with Bentley's Form 8-K/A dated November 13, 2003.
(3) Previously filed with Bentley's Form 10-QSB for the six months ended December 31, 2001
(b) Reports on Form 8-K filed during the three months ended March 31, 2004.

None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 24, 2004                    Bentley Commerce Corp.

                                       /s/ Gordon F. Lee
                                       -----------------------------------------
                                       Name: Gordon F. Lee
                                       Title: Chief Financial Officer,
                                       Principal Accounting Officer and Chairman