Form 10KSB
period 2004-06-30
BENTLEY COMMERCE CORP
filed 2004-10-15
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                FOR JUNE 30, 2004

                        Commission file number: 000-27347

                          BENTLEY COMMERCE CORP.
                          ----------------------------
           (name of small business issuer as specified in its charter)

             Florida                                     58-2534003
             -------                                     ----------
  (State or other jurisdiction                 (IRS Employee Identification No.)
of incorporation or organization)

                            9040 TOWN CENTER PARKWAY
                               BRADENTON, FL 34202
                               -------------------
                    (Address of principal executive offices)

 Issuer's telephone number, including area code: (941) 552-5669

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                         COMMON STOCK, $.0001 PAR VALUE

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $305,346.

Aggregate market value of the voting stock held by non-affiliates of the registrant as of October 15, 2004. $1,887,471.73

Number of outstanding shares of the registrant's par value $.0001 common stock, as of October 15, 2004. 592,225,111

                          BENTLEY COMMERCE CORPORATION
                                   FORM 10-KSB
                                      INDEX

                                     Part I
                                                                            Page
Item 1.  Business.......................................................      2

Item 2.  Description of Property........................................      8

Item 3.  Legal Proceedings..............................................      8

Item 4.  Submission of Matters to a Vote of Security Holders

                                     Part II

Item 5.  Market for Registrant's Common Equity and
                  Related Stockholder Matters...........................      9

Item 6.  Management's Discussion and Analysis...........................     11

Item 7.  Financial Statements and Supplementary Data....................     19

Item 8.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure................     20

Item 8A.  Controls and Procedures.......................................     20

                                    Part III

Item 9.  Directors, Executive Officers, Promoters and
                  Control Persons; Compliance with Section 16(a)
                  of the Exchange Act...................................     20

Item 10. Executive Compensation.........................................     22

Item 11. Security Ownership of Certain Beneficial Owners
                  and Management........................................     23

Item 12. Certain Relationships and Related Transactions.................     23

Item 13. Exhibits and Reports on Form 8-K...............................     23

Item 14. Principal Account fees and services............................     25

Signatures..............................................................     25

                                     PART I

ITEM 1.  BUSINESS

When used in this Form 10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. Bentley Commerce Corporation expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in Bentley's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and other financial information included in this Form 10-KSB.

HISTORY OF COMPANY

Bentley Communications Corp. was incorporated under the laws of the State of Florida on February 28, 1992 under the name Fogilstone Development, Inc. On January 28, 1997, the company changed its name to Premier Mining Ventures, Inc. On February 28, 1998, the company changed its name to Pure Air Technology. On February 22, 1999, the company changed its name to Startek.com, Inc. On November 29, 1999, the company changed its name to Bentley Communications Corp. On January 12, 2004, the company changed its name to Bentley Commerce
Corporation to reflect its aspiration to become the emerging leader in the online and point of sale barter and trade industry.

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

For most of fiscal 2002, Bentley's business plan was to provide legalized online gaming in the United States with particular emphasis on California. Due to the enormous legal and political hurdles experienced in the online gaming industry, in late 2002, Bentley reorganized the company's plan. Instead it decided to provide online payment services, such as its trademarked ATM@HOME, to e-commerce retailers and service providers. Bentley sought to provide this service to customers of online brokerage firms with future operations envisioned to include issuance of co-branded debit cards for brokers' clients, which could be tied to the ATM@HOME system for use at other Web sites.

Bentley has historically focused on alternative financial transactions and ecommerce services. During fiscal 2003 it began to direct its activities towards the "trade" and "barter" industry. It believed this to be excellent opportunity in an underserved industry. It felt that is could develop, acquire or apply proprietary systems to enable barter exchanges, and the companies that barter through them, access around the clock to a user-friendly, worldwide, Internet-based network of trade exchanges - tailored to their needs. With this in mind, Bentley began to develop and implement a plan to become the global leader in the fast growing trade and barter industry, with a goal to become to become the online market maker for the barter industry -- a neutral intermediary that brings together fragmented multiple groups of buyers and sellers online.

BUSINESS

CORPORATE OVERVIEW

Bentley's structure and major subsidiaries are as follows, with the jurisdiction of incorporation of each subsidiary included in parentheses:

BENTLEY COMMERCE CORPORATION
(Florida, USA)

BENTLEY CRUMP BARTER NETWORK, INC.
(100% OWNED)
(NEVADA, USA)

Kryptosima Acquisition Corp.
(100% owned)
(Georgia, USA)

TWIRLME.COM INC.
(100% OWNED)
(NEVADA, USA)

LEGENDS SURFBOARDS INC.
(100% OWNED)
(NEVADA, USA)

OMNIBOMB CORP.
(100% OWNED)
(NEVADA, USA)

At June 30, 2004 all but the Bentley Crump Barter Network subsidiaries were non-operational.

GENERAL OPERATIONS

BUSINESS STRATEGY

Bentley is a business to business Internet e-commerce company that seeks to establish a new marketplace and distribution channel for worldwide barter and trade. In order to accomplish this, Bentley created a trade clearinghouse for barter companies, their members and clients, through the development of a seamlessly integrated family of online barter services. It envisions that most barter transactions can be handled in real time, using proprietary software that Bentley acquired through a licensing agreement and is enhancing. The outcome it seeks is to transform and redefine the commercial barter industry as it exists today by enabling barter exchanges, and their members and clients, to trade interactively with each other online and at the point-of-purchase, even if they are members of different exchanges.

BUSINESS MODEL

With its VirtualBarter software, and proprietary trade exchange management systems, Bentley intends to serve as a clearinghouse for barter trades for Fortune 500 trading partners, scores of existing and new retail barter exchanges that serve companies of all sizes, corporate barter companies that serve large multi-national corporations, trade associations and their member companies, chambers of commerce and their member companies and media, hospitality and travel companies. The exchanges and barter companies that utilize Bentley's services bring their members and clients with them. This enables Bentley to grow more rapidly than if it had to enroll individual companies as members.

Aggregating barter companies is fundamental to Bentley's strategy because it provides the maximum amount of inventory and trading partners in the shortest time, at the least amount of acquisition cost. By providing a full range of services to intermediaries, such as independent barter companies and exchanges, this offers them the incentives to bring their members and clients with them. These member clients and firms of the intermediaries are the companies that actually trade online in a global trade marketplace branded with each exchanges logo and content, which is powered by Bentley's VirtualBarter systems.

Within a few years, Bentley expects to add consumers, initially as buyers only, to build a larger sales channel for the inventory that exchange members and corporate barter companies wish to sell. Bentley has issued a co-branded TradeCard (debit card) to facilitate purchases and sales between companies that are not in the same trade exchange, but whose exchange is a member of Bentley's Global Trade Alliance network. In the future, Bentley plans to issue a co-branded credit card to consumers to facilitate additional sales for participating businesses in exchanges in its Global Trade Alliance.

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

Barter companies typically use a trade dollar, accounted for as $1, as the basis of exchange. Each active barter client establishes a barter currency account using barter dollar debits and credits. U.S. Barter companies issue 1099B forms to the IRS and their clients to report income from barter transactions.

The industry is composed of three sectors:

1. RETAIL BARTER serves small to mid-sized business owners, who are members of local trade exchanges through which they conduct barter transactions. Trade exchanges act as third-party record-keepers with the same fiduciary responsibilities as banks and securities brokers. They are typically not a principal in the transaction and earn revenue by charging a cash fee on transactions.

2. CORPORATE TRADE involves a corporate barter company that as a principal in the transaction purchases underperforming assets, typically inventories or excess capacity, for trade credits from large client companies. They fulfill the spending of the trade credits by negotiating contracts on behalf of the clients for products or services requested by the clients and they enable the clients to use the trade credits with cash to reduce the amount of cash required for the purchase.

3. COUNTERTRADE, by far the largest segment, is barter involving companies or governments in different countries. No brokers are involved, so this represents an potential untapped sector for future services.

MARKET SIZE

The International Reciprocal Trade Association estimates that just in the U.S., over 470,000 companies actively participate in barter for a total of over $12 billion in annual sales. Over 65% of the corporations listed on the New York Stock Exchange are presently using barter to reduce surplus inventory, bolster sales and ensure that production facilities run at near capacity. The U.S. Department of Commerce estimates that 20 to 25% of world trade is now barter, and corporate barter is already a growing $45 billion worldwide industry.

MARKETING PLAN

At the outset, Bentley is targeting the (1) retail and (2) corporate trade sectors to benefit both trade exchanges and their trading partners in addition to companies with under-performing assets, excess capacity or production. It developed its online proprietary global trade marketplace and barter exchange management software with an integrated payment system. For retail barter sector, Bentley is affiliating with trade exchanges that can use its trading platform to provide new efficiencies to their business and its members. For corporate trade, it launched a corporate trade division though a strategic alliance with Intertrade Capital Group, an established international trade finance and corporate barter company. In addition, Bentley seeks to partner with trade associations, specialized business publishers and other organizations with a large member base, to provide them with a private labeled barter exchange, managed by Bentley, for the members of their industry or organization to trade through, as well as to trade with members of all the exchanges on Bentley's global network.

COMPETITION

Three types of competition exist: cash-based sales outlets for surplus inventory, both online and off, barter companies both online and off and online software companies. All could also be potential alliances with Bentley since it can provide them with new efficiencies, improved customer service, more trade opportunities, and a new distribution channel and marketplace to reach potential buyers worldwide. Few, if any, competitors are believed to aggregate barter companies in the same way that Bentley does and compete directly with the scope of services in Bentley's business model.

o CASH-BASED SALES OUTLETS FOR SURPLUS INVENTORY - Cash-based sales outlets for surplus inventory represent an alternative to Bentley, including emerging online market makers for specific industrial markets and auctions, both online and off. Bentley offers advantages over auctions by preserving brand integrity and delivering full dollar value to sellers. Bentley could offer a new market of buyers to sellers in an auction who are willing to accept trade as payment instead of cash.

o BARTER COMPANIES - Several online barter companies are known to be in various stages of formation. Insufficient comprehensive information is available about them to make any analysis. However, all are believed to be barter companies, rather than offering Bentley's market maker and enabling services. For this reason, they may represent potential affiliates. Bentley expects to offer great advantages over traditional barter companies through aggregated inventories, a common global trade currency, automated processes, and an escrow system that makes all transactions more reliable and secure.

o ONLINE SOFTWARE COMPANIES - Several online software companies are known to exist which may provide exchanges with similar services or some of the software enabling capability that Bentley provides. Insufficient comprehensive information is available about them to make any analysis but it is believed that few, if any, of these companies provide the scope, quality and processing capability of software and services that are provide by Bentley and none is believed to provide corporate trade transaction capabilities to trade exchanges.

COMPETITIVE ADVANTAGE

Management believes that being the first to market comprehensive integrated services, ramping up quickly, offering a superior viewer experience, locking in key local trade exchanges, corporate barter companies and participating buyers and sellers, and deploying proprietary online software and point-or-purchase transaction capability may give Bentley a sustainable competitive advantage to achieve and hold a market leadership position.

REVENUE

Bentley's business model contemplates 14 potential revenue streams:

o Trading (transaction) fees on all trades executed or cleared through its affiliates' websites and barter exchanges. (1 stream)

o Set-up and monthly subscription fees paid by participating companies, trade exchanges and affiliated brokers. (2 streams)

o Revenue share from Bentley managed private label co-branded barter marketplaces, such as with trade associations, or online or offline specialized business publications. (1 stream)

o Sales of education and distributive materials to individuals and companies that want to have their own barter exchange, powered by Bentley's VirtualBarter software and exchange management system. (1 stream)

o Fees on new credit cards issued and basis points on outstanding balances paid by the financial institutions that issue co-branded credit cards. (2 streams)

o Revenue from remarketing of assets obtained in corporate barter. (1 stream)

o Transaction fees from seller on the buy side of corporate procurement and the spread between the selling price and cash cost on the sell side of corporate procurement. (2 streams)

o        Licensing fees and ongoing revenue share from International Licensees.
         (2 streams)

o Revenue from special events, seminars and meetings that teach the benefits of barter to businesses, or education fees from individuals and organizations that want to establish and operate a trade exchange business. (2 streams)

Bentley began to implement its current business plan January 1, 2004. There are no assurances that any of these revenue streams may prove to be viable.

EMPLOYEES

As of June 30, 2004, Bentley had no employee and retained the management services of outside consultants for operations, administration, marketing and general office management duties.

OTHER MATTERS

Over the last year, Bentley has spent approximately $220,000 on development to advance the development of the VirtualBarter integrated trade exchange management system and software platform it licensed exclusively for North America in addition to development of its proprietary swipe card and IVR processing network and account information system.

AGREEMENTS WITH SERVICE PROVIDERS

Bentley concluded all its business with American IDC Corp., whereby American IDC Corp. provided programming, website development, design and hosting services for its barter websites. Bentley issued 10,000,000 of restricted common stock to American IDC in exchange for these services. Robert Schumacher, now an officer and director of Bentley, was an officer of American IDC; and Gordon Lee, a former officer and director of Bentley is also an officer, the sole director and a controlling shareholder of American IDC Corp.

Bentley terminated its agreement with BBX Services, Inc. for management consulting services rendered from January 2003 to June 2003. Compensation was $30,000.00 per month, payable in cash or restricted common stock. Gordon Lee, a former officer and director of Bentley is also an officer, the sole director and a controlling shareholder of BBX Services, Inc.

On October 26, 2003, Bentley entered into a software license agreement with Intertrade Capital Group, Ltd. for its VirtualBarter 3.0 trade marketplace and trade exchange management software and its BarterPro corporate trade transaction management software. Bentley issued a total of 5,000,000 shares of restricted common stock to Bruce Kamm and Melinda Houser in exchange for the software licenses. Bruce Kamm, the CEO of Bentley Commerce is the sole director and controlling shareholder of Intertrade Capital Group, Ltd.

On February 20, 2004, Bentley entered into an exclusive agency agreement with Intertrade Capital Group, Ltd. to develop and manage its broker network and to facilitate and manage its corporate trade business, related transactions and to provide Bentley clients access to its commercial and industrial buying consortium. Bruce Kamm, the CEO of Bentley Commerce is the sole director and controlling shareholder of Intertrade Capital Group, Ltd.

On February 1, 2004 Bentley Commerce entered into an agreement with Jaron Rubenstein to provide ongoing enhancements to Bentley's software technology by adding newly required features and functionality needed for specialty exchanges and groups. Compensation paid in cash or common stock varies depending on the amount of work required.

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

RESIGNATION OF GORDON F. LEE

Effective June 28, 2004, director Gordon F. Lee resigned as a director and officer of Bentley. In connection therewith, the parties reached a Confidential Settlement and Release Agreement.

The Board of Directors of Bentley has voting control over all shares legally and beneficially owned by Gordon Lee.

TERMINATION OF AGREEMENT WITH BARTERCARD USA & FNIN

In January 2003, Bentley had begun the process to acquire Bartercard USA, which holds the American licensing rights for Bartercard International, and an associated company, First National Information Network ("FNIN"), specializing in the identification and marketing of financial sales leads through telemarketing. However, as Bentley progressed through the due diligence process, it felt that these acquisitions were not consistent with its business plan, which is focused on a state-of-the-art global trade marketplace with trade exchanges providing its technologies to the members that trade through the exchanges, rather than "brick and mortar" businesses emphasized by Bartercard International and Bartercard USA. Moreover, Bentley felt FNIN's business of generating leads through outbound telemarketing calls might be severely impacted by the Federal "do-not-call" registry that went into effect in 2003. A mutual agreement terminated the acquisition discussions on July 11, 2003.

ACQUISITION OF CRUMP BARTER NETWORK

On August 29, 2003, Bentley entered into an exclusive license for the Crump Barter Systems, Inc. business methods, rather than acquire it through an asset purchase as originally planned. This enabled Bentley to expedite setting up a wholly owned barter and trade network subsidiary, managed by Joe Crump.

Because difficulties arouse in adequately quantifying certain aspects of the barter business with GAAP (Generally Accepted Accounting Principles), the two parties decided to cancel the asset purchase agreement and move rapidly forward to license the business methods of Crump Barter.

STRATEGIC ALLIANCE WITH INTERTRADE CAPITAL GROUP

On September 11, 2003, Bentley entered the corporate barter business by launching a corporate trade division through a strategic alliance with Intertrade Capital Group, Ltd., an international trade finance and corporate barter company.

On February 20, 2004, Bentley entered into an exclusive agency agreement with Intertrade Capital Group, Ltd. to develop and manage its broker network and to facilitate and manage its corporate trade business, related transactions and to provide Bentley clients access to its commercial and industrial buying consortium.

The agreement with Intertrade's team of international trade finance and corporate barter specialists will complement Bentley's Crump Barter Network. Bentley's new division will enable the individual exchanges within the Crump Barter Network to initiate corporate trade and to obtain the resources necessary to successfully complete transactions. Bentley will also execute corporate trades that originate from sources outside of the Crump Network.

Bruce Kamm, managing director of Intertrade Capital Group, and Bentley's CEO, will manage Bentley's corporate trade division. As part of the strategic alliance, Intertrade will provide Bentley with the ability to facilitate trading under its corporate accounts receivable trading format. Intertrade will market and promote Bentley's corporate and industrial trading business and will negotiate and enter into Accounts Receivable Purchase Agreements. Intertrade will also manage the utilization or unwinding of cash credits by providing Bentley's corporate and industrial trade clients with cash equivalent credit spending opportunities.

APPOINTMENT OF BRUCE KAMM, CEO

On February 1, 2004, Bentley appointed Bruce Kamm, a highly Regarded Barter and Trade Industry Executive, as its CEO, and on February 19, 2004, elected him to its board. He is the developer of VirtualBarter software that enables exchanges and their members to manage, merchandise and market their products and services in an online barter marketplace to an integrated worldwide network of trade exchanges. It has made global online trading possible since January 2000. He is also the founder and CEO of Intertrade Capital Group, a global alliance organization that enables barter, trade, countertrade, asset management and alternative capital and financial transactions to greatly expand liquidity and bottom line profitability. At Intertrade he engineered numerous alternative finance and corporate trade transactions for many of America's foremost companies.

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

ACQUISITION OF HOSPITALITY EXCHANGE

On February 23, 2004, Bentley entered into a joint venture with The Hospitality Exchange, a business concept, that developed an extensive network of business and vacation travel properties that trade accommodations with each other, to provide the Bentley Hospitality Exchange, an Internet based barter exchange for hotels, motels, and bed & breakfasts that will enable them to trade online in an ecommerce marketplace for the products and services they need to run and manage their properties. April 28, 2004, Bentley acquired 100% of The Hospitality Exchange.

As consideration for the acquisition, Bentley issued to Gasper 2,000,000 shares of its restricted common stock and assumed The Hospitality Exchange's trade credit liabilities.

ITEM 2.  DESCRIPTION OF PROPERTY

Effective June 28, 2004, Bentley relocated its corporate headquarters to 9040 Town Center Parkway Bradenton, FL 34202. The company's corporate address consists of an executive location for receipt of correspondence and business functions on an as needed basis. Bentley believes this arrangement will be adequate for its current requirements.

As of June 30, 2004, Bentley had the following tangible assets.

(a) Real Estate                         None

(b)  Furniture, Equipment, and
     Leasehold improvements             $3,500 (less $2,403 accumulated
                                        depreciation)

ITEM 3.  LEGAL PROCEEDINGS

Legal action was commenced against Bentley and its former Chief Executive Officer, Gordon Lee, by Victor Nguyen (the "Plaintiff"), Case No. SC077312, in Los Angeles, Superior Court for breach of written contract, fraud and negligent misrepresentation. The case stems from a Settlement Agreement and General and Mutual Release regarding rent due on 9800 Sepulveda Blvd. Ste. 625, Los Angeles, CA and other obligations set forth in the settlement. The claim is for damages in accordance with the proof, return to the Plaintiff of 500,000 shares of Bentley stock surrendered pursuant to the agreement and for punitive damages. Subsequent to June 30, 2003, the court entered a default judgment against Gordon Lee on July 15, 2003. A settlement was reached, Bentley has paid most of the settlement except $17,500 that was outstanding as of June 30, 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were submitted to vote of the security holders at the annual meeting in October, 2003:

1. To elect Gordon F. Lee and Robert Schumacher as directors of the
           Company.

           2. To ratify the appointment by the Board of Directors of Russell Bedford Stefanou Mirchandani LLP, independent certified public accountants, as the Company's independent auditors for the current fiscal year.

           3. To approve the amendment of the Company's Articles of Incorporation to change the Company's name from "BENTLEY COMMUNICATIONS CORP." to "BENTLEY COMMERCE CORPORATION", or such other name as determined by the Board of Directors.

           4. To ratify and approve the amendment of the Company's Articles of Incorporation to increase the number of authorized common stock to 2,500,000,000.

           5. To ratify and approve the Company's Stock Plans.

           6. To ratify and approve the purchase of the assets of Crump Barter Systems, Inc. and the Company's new business plan.

           7. To ratify and approve the actions of the board of directors and officers of the Company for the last fiscal year.



                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) The company's common stock is traded on the NASD Electronic Bulletin Board under the symbol "BLYC". Prices reported represent prices between dealers, do not include markups, markdowns or commissions and do not necessarily represent actual transactions. The following table sets forth high and low bid quotations of the Bentley's common stock for the fiscal years ended June 30, 2004 and 2003 as follows:

                                  Closing Bids

                                  HIGH       LOW
                                  ----       ---

   2004
   ----

First Quarter                      .07       .02
Second Quarter                     .06       .02
Third Quarter                      .08       .02
Fourth Quarter                     .06       .02

2003
----
                                  HIGH       LOW
                                  ----       ---

First Quarter                     .18        .03
Second Quarter                    .07        .01
Third Quarter                     .03        .01
Fourth Quarter                    .02        .01

         (b) As of June 30, 2004, Bentley had approximately 741 shareholders of record of the common stock.

         (c) No cash dividends on outstanding common stock have been paid within the last two fiscal years, and interim periods. Bentley does not anticipate or intend upon paying cash dividends for the foreseeable future. In November 2003, Bentley issued an aggregate of 71,765,213 shares of common stock to its common shareholders as dividend. The stock dividend issued was at the rate of one share of common stock per five shares of common stock owned by the common shareholders of record as of November 5, 2003.

PENNY STOCK REGULATION. Shares of our common stock are subject to rules adopted by the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in "penny stocks." Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure prepared by the Securities and Exchange Commission, which contains the following:

o A description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

o A description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities' laws;

o A brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the "bid" and "ask" price;

o        A toll-free telephone number for inquiries on disciplinary actions;

o Definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and

o Such other information and in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation. Prior to effecting any transaction in a penny stock, the broker-dealer also must provide the customer the following:

o        The bid and offer quotations for the penny stock;

o The compensation of the broker-dealer and its salesperson in the transaction;

o The number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

o Monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules for an indeterminate period of time.

(d) Securities Authorized for Issuance under Equity Compensation Plans. This information is located in Item 11, Security Ownership of Certain Beneficial Owners and Management.

(e) Recent Sales of Unregistered Securities.

On April 22, 2004, the company issued Sarah Spaid 100,000 shares of restricted common stock in exchange for $3,000 or $.03 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On April 30, 2004, the company issued Ebrahim Duel 200,000 shares of restricted common stock in exchange for $5,000 or $.025 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On April 30, 2004, the company issued Clinton Stewart 250,000 shares of restricted common stock in exchange for $8,000 or $.032 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On April 30, 2004, the company issued Xtreme Microsystems 650,000 shares of restricted common stock in exchange for $20,000 or $.040 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933

On April 30, 2004, the company issued Tristan Cavato 487,804 shares of restricted common stock in exchange for $20,000 or $.040 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On April 30, 2004, the company issued Sidney Leise 150,000 shares of restricted common stock in exchange for $6,000 or $.040 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On April 30, 2004, the company issued David Hooper 128,205 shares of restricted common stock in exchange for $5,000 or $.040 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On May 19, 2004, the company issued Thomas Gratton 119,050 shares of restricted common stock in exchange for $5,000 or $.0419 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On May 19, 2004, the company issued Robert Deery 303,030 shares of restricted common stock in exchange for $10,000 or $.033 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On May 19, 2004, the company issued Cynthia Stewart 200,000 shares of restricted common stock in exchange for $3,400 or $.17 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On May 19, 2004, the company issued Nick Romeo 250,000 shares of restricted common stock in exchange for $6,250 or $.025 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On May 28, 2004, the company issued Ken Gasper 2,000,000 shares of restricted common stock as payment of $60,000 for assets of the Hospitality Exchange at $.020 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

When used in this Form10-KSB, the words "expects," "anticipates," "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties, including those set forth below under "Risks and Uncertainties," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based. This discussion should be read together with the financial statements and accompanying notes included in the company's Annual Form 10-KSB.

GENERAL

During 2004, the Company implemented its business model, launching its VirtualBarter online barter exchange management system and global trade marketplace.

In January 2004, Bentley Commerce evolved from a developmental company to an operating company. This began with the online launch of VirtualBarter 3.0, a seamlessly integrated family of Internet barter services, that enables most barter transactions to be handled online, in real time, which it licensed exclusively for North America. This state of the art Internet-based trading platform software, enables independent exchanges and their members to manage, merchandise, and market their products and services to an integrated worldwide network of trading partners. Bentley Commerce is focused on establishing a new marketplace and distribution channel for worldwide barter and trade.

Throughout 2004 Bentley Commerce started to serve as an online "market maker" for the exchanges that are part of its global trade alliance and online marketplace, and for the member companies they serve, enabling buyers and sellers to transparently trade interactively with each other over the Internet, even when buyer and seller are members of different exchanges. Within this context Bentley Commerce began its plans to serve as a clearinghouse for barter trades for fortune 500 trading partners, hundreds of existing retail barter exchanges that serve tens of thousands of companies of all sizes, corporate barter companies that serve large multinational corporations, trade associations and their member companies, as well as media and travel agencies.

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

During Fiscal 2004, Trade Dollar revenue and corporate trade transactions, (which result in future revenue), was $7,538,513, which resulted in Bentley Commerce earning initial Trade Dollars of $38,513. It is projected that once the resorts that received the $7.5 million in trade credits are completed, Bentley will have a marketable asset that can be sold for cash and/or rented for trade, which will generate additional cash fees.

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

Most important, during the first year of operation, by June 30, 2004, 68 independent exchanges that represent about 15,000 companies, joined Bentley Commerce's Online Global Trade Marketplace, and contracted to manage their exchanges with its VirtualBarter software. During the year, an average of $300 million in products and services were offered for trade on its Online Global Trade Marketplace. In addition, this was coupled with its offline network of exchanges affiliated with its Bentley Crump Barter Network of 180 independent trade exchanges and approximately 50,000 members that trade through them.

2005 PLAN OF OPERATION

Bentley Commerce's business strategy is to create a worldwide affiliated network of independent exchanges and receive a small portion of every barter transaction processed throughout its system, rather than acquire barter exchanges, while simultaneously developing its global corporate barter business and becoming a principal party to these typically larger transactions.
The company believes it can satisfy its cash requirements through the sale of stock, paying consultants and others with stock until it becomes profitable. The company wants to raise $1 million during Fiscal 2005 to cover expenses before the company should become profitable in the second calendar quarter of 2005. However, the lack of capital is an impediment to rapid growth.

The company will continue to invest in maintaining and enhancing its VirtualBarter software over the year, as well as into the future. This will help to assure its competitive advantage. No significant equipment, plants or elaborate facilities are planned. As cash flow and investment in the company increases, it expects to add about eight employees in key roles. Meanwhile, it will compensate them as consultants with stock.

Bentley Commerce has seven major business units. These are: (1) VirtualBarter Software (2) Bentley Crump Barter Network, (3) Online Global Trade Marketplace,
(4) Trade Card (5) Barter Exchange Business Opportunity (6) Enterprise Exchanges, and (7) Corporate Trade Group.

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

Bentley Commerce has the exclusive North American license to VirtualBarter software. During 2004 and 2005 Bentley Commerce will be adding enhancements and additional capabilities to this software to maintain a sustainable competitive advantage over present or potential programs offered by competitors.

2) BENTLEY CRUMP BARTER NETWORK

Bentley Crump Barter Network is a wholly owned subsidiary of Bentley Commerce Corp. It has an offline membership of 180 independent local barter exchanges and about 50,000 members that trade through them. This represents approximately 30 percent of the barter exchanges in the USA and 50 percent of those in Canada. During fiscal year 2005, Bentley Commerce will persuade as many of its exchange members as possible to use its VirtualBarter software and join its Online Global Trade Marketplace. In addition, it will continue to attract new members to its offline services and develop specific opportunities for trade.

3) ONLINE GLOBAL TRADE MARKETPLACE

Bentley's Global Trade Marketplace is the world's largest Internet-based barter marketplace, comprised of a growing number of independent exchanges that totaled 68 by the end of the fiscal year, which is growing at the rate of about 6 exchanges joining per month. These exchanges go online with Bentley Commerce's Virtual Barter software and exchange management system. The exchanges process barter transactions for approximately 15,000 small to midsize businesses that trade through them. Bentley Commerce enables the members of these exchanges to manage their trade account over the Internet and to trade in a collaborative trade marketplace with other members in other exchanges throughout the world, as well as with members of the exchanges in the Bentley Crump Barter network. By the end of fiscal 2004, Bentley Commerce's Global Trade Marketplace had about $440 million in products and services offered for trade online.

During the remainder of calendar year 2004 and throughout 2005, Bentley Commerce hopes to attract more existing exchanges to join its Online Global Marketplace from both members and non-members of its Bentley Crump Barter Network.

4) TRADE CARD

Bentley introduced two types of Trade Cards: 1. A Platinum Business Card that seamlessly processes barter exchange members' trade purchases at the point of sale at participating merchant members worldwide, even if the buyer and seller are members of different exchanges; and 2. A gift and stored value "scrip" card that it anticipates may be honored at thousands of locations in the US and Canada, and in other countries.

Bentley's Platinum Trade Card - expected to be the only debit card that seamlessly processes barter exchange members' trade purchases at the point of sale at participating merchant members worldwide, even if the buyer and seller are members of different exchanges. Bentley is the first to offer swipe card technology to seamlessly process transactions between members of different trade exchanges, and to process transactions internationally, facilitating foreign currency exchange in real time. Most important, its Platinum Business Card uses a standard credit card merchant terminal so that sellers do not require a separate terminal to process barter transactions.

Cardholders are able to charge purchases in barter, just as they would in cash or credit. The Trade Card will use Bentley Commerce's proprietary swipe card software technology on new terminals provided to merchants, or uploaded to merchants' existing supported terminals. Cash transaction capabilities will be among the future enhancements that are planned for its Trade Card.

Bentley's Gift and Stored Value "Scrip" Cards -- will be purchased by members of participating barter exchanges with trade dollars, and then used by Cardholders to pay for hotel and resort accommodations, and dining, just as if they had a gift certificate for the establishment. Bentley is planning to have these cards honored at thousands of locations in the US and Canada, and in other countries.

The Gift Card will use the same proprietary technology used by the Trade Card that processes transactions either on new terminals provided to merchants, or uploaded to merchants' existing supported terminals. Business members of Bentley Commerce's Global Trade Marketplace will be able to use trade dollars they earn from sales of their product or service to purchase Gift Cards and Scrip Cards (electronic gift certificates) that can be used at participating local members and restaurants, hotels and shops worldwide. Companies that provide traditional advertising, such as television, radio, magazines and newspapers, or online media firms, will be able to trade their excess inventory for gift cards branded with their logo to offer a Loyalty or Reward program to their advertisers and audience. Hotels will be able to trade their perishable inventory of room, food and beverage and restaurants, their excess seating capacity, for gift cards that can be used for promotions, giveaways and employee benefits or rewards.

5) BARTER EXCHANGE BUSINESS OPPORTUNITY

In local US and Canadian markets where Bentley Commerce does not have a number of affiliate exchanges participating in its Online Global Trade Marketplace, it intends to market a trade exchange business opportunity that will include use of its Virtual Barter software coupled with comprehensive training and support. This effort, which is planned to begin in 2005, is hoped to bring in revenue for Bentley Commerce, as well as expand its Online Trade Alliance and the products and services offered for trade.

6) CUSTOM BRANDED ENTERPRISE EXCHANGES

As part of its strategy to build its Online Global Trade Marketplace, trade velocity and fees, Bentley Commerce partners with business associations, nonprofit organizations and publishers with a wide membership base, to set up an industry/organization specific barter and trade exchange for their respective constituencies. Bentley Commerce, for example, has already set up Enterprise Exchanges for small hotels, motels and bed & breakfasts; for suppliers to the restaurant and lodging industry; for a minority and women's business association; for a regional and multi-nation chamber of commerce. During the remainder of 2004 and throughout 2005, Bentley Commerce expects to develop several more Enterprise Exchange partnerships.

7) BENTLEY CORPORATE TRADE GROUP

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

In the first quarter of calendar 2004, Bentley Commerce appointed 8 independent corporate trade brokers and added 5 additional brokers in the second quarter 2004. These brokers channel potential trade transactions to Bentley's Corporate Trade Group. They are recruited either from managers of exchanges that are affiliated with Bentley Commerce, or independent business professionals who already have a wide sphere of influence and contacts in their respective fields.

The Company's Corporate Trade Group arranged to provide a combined $7.5 million in cash equivalent trade credit funding to two Caribbean resorts in exchange for an equal amount of resort condos, suites and rooms that it plans to re-market for cash to vacation and resort travelers when the resorts are completed.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments:

o        stock-based compensation.
o        barter transactions

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123 - Accounting for Stock-Based Compensation, providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2002. The Company elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

Barter Transactions

The Company receives barter credits in exchange for services, or as part of the association fees, interest on member credit lines, and transaction fees. Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with Emerging Issues Task Force Issue 99-17, Accounting for Advertising Barter Transactions ("EITF 99-17"), Emerging Issues Task Force Issue 93-11, Accounting for Barter Transactions Involving Barter Credits ("EITF 93-11"), and APB Opinion No. 29, Accounting for Non-Monetary Transactions" ("APB 29"). Accordingly, the Company generally records the carrying value of goods or services provided at nominal values , since the goods or services lack readily determinable fair values within reasonable limits, and the Company has no history of receiving cash in similar transactions.

            The Company uses barter credits in the acquisition of goods or services used in its operations. When reasonably determinable, the Company charges to operations the transactions at the fair value of the goods or services received.

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

Revenues
--------
For the year ended June 30, 2004 and 2003, revenues from operations totaled $305,346 and $0, respectively. Bentley reported a net loss from operations of $4,707,564 in 2004 and $4,613,910 in 2003. The increase in revenue was attributable to the company's entrance into the barter business.

Costs and Expenses
------------------
Selling, general and administrative expenses ("SG&A") during the year ended June 30, 2004 and 2003 were $5,002,833 and $3,155,987, respectively. This 59% of increase is due to the company's entrance into the barter business. Management is unable to accurately predict the nature and extent of future costs and expenses from this activity. Bentley paid approximately $2,700,000 of consulting fees and $417,500 of operating expenses with Company common stock, and $475,050 of consulting fees are in connection with issuance of stock options.

Depreciation expense was $700 for 2004 and 2003.

Interest Expense

Interest expense of $9,377 and $7,223 during the years ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources
-------------------------------
As of June 30, 2004, Bentley had a working capital deficit of $650,070.

As a result of our operating losses, Bentley generated a cash flow deficit of $879,599 from operating activities during the year ended June 30,2004. The cash flow deficit is primarily attributable to the Company's net loss from operations of $4,707,564 adjusted for depreciation of $700, common stock issued in exchange for consulting fees of $2,782,807, common stock issued in exchange for operating expenses of $417,500, $475,050 of stock options granted to consultants stock and changes in accounts receivable, other assets, accounts payable and accrued expenses.

Cash flows provided by financing activities were $881,301 during the year ended June 30, 2004. Bentley received a total of $596,130 from issuance of common stock, stock subscription, and stock options and $285,171 of advances from related or third parties, net of repayments.

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

THE INDEPENDENT AUDITOR'S REPORT ON THE COMPANY'S JUNE 30, 2004 FINANCIAL STATEMENTS INCLUDED IN THIS ANNUAL REPORT STATES THAT THE COMPANY'S RECURRING LOSSES RAISE SUBSTANTIAL DOUBTS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

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

BENTLEY HAS LIMITED EXPERIENCE IN THE E-COMMERCE BUSINESS SECTOR; ANTICIPATES LOSSES; AND IS UNCERTAIN OF FUTURE RESULTS.

Bentley has only limited experience in the e-commerce business sector. Bentley will be incurring costs to develop, introduce and enhance its barter services, to establish marketing relationships, to acquire and develop products that will compliment each other and to build an administrative organization. To the extent that such expenses are not subsequently followed by commensurate revenues, Bentley's business, results of operations and financial condition will be materially adversely affected. Bentley may not be able to generate sufficient revenues from the sale of its service and products. Bentley expects negative cash flow from operations to continue for the next two quarters as it continues to develop and market its business. If cash generated by operations is insufficient to satisfy Bentley's liquidity requirements, Bentley may be required to sell additional equity or debt securities. The sale of additional equity or convertible debt securities would result in additional dilution to Bentley's stockholders.

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

Bentley's common stock is currently quoted on the NASD OTC Bulletin Board under the ticker symbol BLYC. As of June 30, 2004, there were approximately 556,583,616 shares of common stock outstanding, of which approximately 266,247,854 were tradable without restriction under the Securities Act.
There can be no assurance that a trading market will be sustained in the future. Factors such as, but not limited to, technological innovations, new products, acquisitions or strategic alliances entered into by Bentley or its competitors, failure to meet security analysts' expectations, government regulatory action, patent or proprietary rights developments, and market conditions for technology stocks in general could have a material effect on the liquidity of Bentley's common stock and volatility of Bentley's stock price.

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

                             JUNE 30, 2004 AND 2003

                         FORMING A PART OF ANNUAL REPORT
                 PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934

                             BENTLEY COMMERCE CORP.

                             BENTLEY COMMERCE, CORP.

                          INDEX TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----
Report of Registered Independent Certified Public Accountants               F-3

Consolidated Balance Sheets at June 30, 2004 and 2003                       F-4

Consolidated Statements of Losses for The Years Ended
       June 30, 2004 and 2003                                               F-5

     Consolidated Statements of Deficiency in Stockholders' Equity for
       The Years Ended June 30, 2004 and 2003                               F-6

Consolidated Statements of Cash Flows for The Years Ended
       June 30, 2004 and 2003                                          F-7 ~ F-8

Notes to Consolidated Financial Statements                            F-9 ~ F-20

                    RUSSELL BEDFORD STEFANOU MIRCHANDANI LLP
                          CERTIFIED PUBLIC ACCOUNTANTS

          REPORT OF REGISTERED INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
          -------------------------------------------------------------

Board of Directors
Bentley Commerce Corp.
Bradenton FL

         We have audited the accompanying consolidated balance sheets of Bentley Commerce Corp. (formerly Bentley Communications Corp.) and subsidiaries (the "Company") as of June 30, 2004 and 2003 and the related consolidated statements of losses, deficiency in stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits.

         We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of June 30, 2004 and 2003, and the results of its operations and its cash flows for the two year period ended June 30, 2004, in conformity with accounting principles generally accepted in the United States of America.

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

McLean, Virginia
September 21, 2004


                                      BENTLEY COMMERCE CORP.
                                   CONSOLIDATED BALANCE SHEETS
                                      JUNE 30, 2004 AND 2003

                                                                        2004             2003
                                                                    -------------   -------------
ASSETS
Current Assets:
  Cash and Cash Equivalents                                         $      1,702    $         --
  Accounts Receivable, net of $250,000 and $0 of allowance for doubtful account at June 30, 2004 and June 30, 2003,
    respectively                                                    $      8,808    $         --

  Prepaid Expenses and Other                                                  67          54,138
                                                                    -------------   -------------
     Total Current Assets                                                 10,577          54,138

Property and Equipment:
  Furniture and Equipment                                                  3,500           3,500
   Less: Accumulated Depreciation                                          3,103           2,403
                                                                    -------------   -------------
                                                                             397           1,097

     Total Assets                                                   $     10,974    $     55,235
                                                                    =============   =============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
  Cash Disbursed in Excess of Available Funds                       $         --    $         25
  Accounts Payable and Accrued Liabilities (Note E)                      293,278         289,707
  Notes Payable (Note C)                                                  67,500          67,500
  Convertible Debenture (Note D)                                              --          30,000
  Other Advances                                                         244,682          46,332
  Due to Related Parties (Note J)                                         55,187          47,500
                                                                    -------------   -------------
                                                                         660,647         481,064

Commitment and Contingencies (Note K)                                         --              --

(Deficiency in) Stockholders' Equity:
  Preferred Stock, par value $.0001 per share; 20,000,000
    shares authorized; none issued at June 30, 2004 and 2003
    (Note F)                                                                  --              --
  Common Stock, par value $.0001 per share; 2,500,000,000 and
    500,000,000 shares authorized at June 30, 2004 and 2003,
    respectively; 556,583,616 and 310,830,764 shares issued and
    outstanding at June 30, 2004 and 2003, respectively. (Note F)         55,658          31,083

  Common Stock Subscription (Note F)                                      (9,020)        (66,000)
  Additional Paid-in-Capital                                          16,644,365      12,242,200
  Accumulated Deficit                                                (17,340,676)    (12,633,112)
                                                                    -------------   -------------
                                                                        (649,673)       (425,829)
                                                                    -------------   -------------

 Total Liabilities and (Deficiency in) Stockholders' Equity         $     10,974    $     55,235
                                                                    =============   =============

                   See accompanying notes to consolidated financial statements

                                    BENTLEY COMMERCE CORP.
                              CONSOLIDATED STATEMENTS OF LOSSES
                          FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                   2004              2003
                                                              --------------   --------------
Revenues:
Sales, net                                                    $     305,346    $          --

Operating expenses:

Selling, general and administrative                               5,002,833        3,155,987
Costs in connection with acquisition of Kryptosima (Note F)              --        1,500,000
Depreciation                                                            700              700
                                                              --------------   --------------

Total operating expenses                                          5,003,533        4,656,687

(Loss) from operations                                           (4,698,187)      (4,656,687)

Other income (expenses):

Interest (expense), net                                              (9,377)          (7,223)

Other income                                                             --           50,000
                                                              --------------   --------------

Total other income (expenses)                                        (9,377)          42,777

Provision for income taxes                                               --               --
                                                              --------------   --------------

Net (loss)                                                    $  (4,707,564)   $  (4,613,910)
                                                              ==============   ==============

Loss per common share (Note I)
  (basic and assuming dilution)                               $       (0.01)   $       (0.02)
                                                              ==============   ==============

Weighted average shares outstanding                             443,149,717      203,024,473
                                                              ==============   ==============

                 See accompanying notes to consolidated financial statements

                                                       BENTLEY COMMERCE CORP.
                                    CONSOLIDATED STATEMENTS OF DEFICIENCY IN STOCKHOLDERS' EQUITY
                                             FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                        Additional
                                          Common           Stock         Paid-In       Common Stock     Accumulated
                                          Shares           Amount        Capital       Subscription       Deficit          Total
                                       -------------   -------------   -------------   -------------   -------------   -------------
BALANCE AT JUNE 30, 2002                128,831,724    $     12,883    $  7,908,929    $   (300,000)   $ (8,019,202)   $   (397,390)
Common shares issued for cash, net
  of costs and fees                       3,600,000             360         116,640              --              --         117,000
Common shares issued to
  consultants in exchange for
  services rendered                     138,036,585          13,804       2,668,558              --              --       2,682,362
Common shares issued to
  consultants and related parties in
  exchange for prepaid service fees      11,463,415           1,146          52,992              --              --          54,138
Common shares issued in exchange
  for previously incurred debts           2,899,040             290          86,681              --              --          86,971
Common shares issued in connection
  with acquisition of Kryptosima LLC     50,000,000           5,000       1,495,000              --              --       1,500,000
Proceeds from common stock
  subscription                                   --              --              --         145,000              --         145,000
Cancellation of common stock
  subscription                          (25,000,000)         (2,500)       (152,500)        155,000              --              --

Common stock subscription                 1,000,000             100          65,900         (66,000)             --              --

Net Loss                                         --              --              --              --      (4,613,910)     (4,613,910)
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE AT JUNE 30, 2003                310,830,764    $     31,083    $ 12,242,200    $    (66,000)   $(12,633,112)   $   (425,829)
                                       =============   =============   =============   =============   =============   =============

Common shares issued to
  consultants in exchange for
  services rendered                     109,011,402          10,900       2,771,907              --              --       2,782,807
Common shares issued to vendors in
  exchange for operating expenses        20,833,333           2,083         415,417              --              --         417,500
Common shares issued to vendors in
  exchange for accrued expenses           7,000,000             700          69,300              --              --          70,000
Common shares issued in exchange
  for previously incurred debt            9,256,737             926         141,307              --              --         142,233
Common stock issued in exchange
  for cash, net of costs and fees        23,886,167           2,389         428,761          86,980              --         518,130
Common stock issued in exchange
  for stock options exercised, net
  of costs and fees                       4,000,000             400         107,600         (30,000)             --          78,000
Common stock issued to
  shareholders as stock dividend         71,765,213           7,177          (7,177)             --              --              --
Stock options issued to
  consultants in exchange for
  services rendered (Note G)                     --              --         475,050                                         475,050

NET LOSS                                         --              --              --              --      (4,707,564)     (4,707,564)
                                       -------------   -------------   -------------   -------------   -------------   -------------

BALANCE AT JUNE 30, 2004                556,583,616    $     55,658    $ 16,644,365    $     (9,020)   $(17,340,676)   $   (649,673)
                                       =============   =============   =============   =============   =============   =============

                                     See accompanying notes to consolidated financial statements

                                        BENTLEY COMMERCE CORP.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                              FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                              2004           2003
                                                                          ------------   ------------
Cash flows from operating activities:
Net loss from operating activities                                        $(4,707,564)   $(4,613,910)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
  Depreciation                                                                    700            700
  Stock options issued to consultants in exchange for
    services rendered (Note G)                                                475,050             --
  Common stock issued in exchange for services rendered (Note F)            2,782,807      2,682,362
  Common stock issued in exchange for operating expenses (Note F)             417,500             --
  Common stock issued in connection with acquisition of
    Kryptosima LLC (Note F)                                                        --      1,500,000
  Common stock issued in exchange for debt                                         --         67,292
  Reduction in notes payable by noteholders (Note C)                               --        (12,500)
  Amortization of prepaid expenses paid with common stock in prior year        54,138             --
  Allowance for doubtful accounts                                             250,000             --
  (Increase) decrease in:
     Accounts receivable                                                     (258,808)            --
     Other current assets                                                         (67)            --
     Increase (decrease) in:
       Cash disbursed in excess of available funds                                (25)            25
       Accounts payable and accrued liabilities                               106,670         17,808
                                                                          ------------   ------------

Net cash (used in) operating activities                                      (879,599)      (358,223)

Cash flows from investing activities:
  Capital expenditures                                                             --             --
                                                                          ------------   ------------
Net cash provided by (used in) investing activities                                --             --

Cash flows from financing activities:
  Proceeds from sale of common stock and stock subscription,
    net of costs and fees (Note F)                                            518,130        262,000
  Proceeds from sale of common stock for stock options exercised,
    net of costs and fess (Note F)                                             78,000             --
  Proceeds from (repayment of) notes payable (Note D and F)                        --         30,000
  Proceeds from other advances, net of repayments                             244,850         46,332
  Proceeds from related parties advances, net of repayments                    40,321         19,861
                                                                          ------------   ------------

Net cash provided by used in financing activities                             881,301        358,193

Net increase (decrease) in cash and cash equivalents                            1,702            (30)

Cash and cash equivalents at beginning of the year                                 --             30
                                                                          ------------   ------------
Cash and cash equivalents at end of the year                              $     1,702    $        --
                                                                          ============   ============

                     See accompanying notes to consolidated financial statements

                                    BENTLEY COMMERCE CORP.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                          FOR THE YEARS ENDED JUNE 30, 2004 AND 2003

                                                                       2004           2003
                                                                   ------------   ------------
Supplemental Disclosures of Cash Flow Information:

Cash paid during period for interest                               $        --    $        --
Cash paid during period for taxes                                           --             --
Stock options issued to consultants in exchange for
  services rendered (Note G)                                           475,050             --
Common stock issued in exchange for services (Note F)                2,782,807      2,682,362
Common stock issued to consultants in exchange for
  prepaid service fees (Note F)                                             --         21,138
Common stock issued to related parties in exchange for
  prepaid service fees (Note F)                                             --         33,000
Amortization of prepaid expenses paid with common stock
  in prior year                                                         54,138             --
Common stock subscription receivable (Note F)                          (30,000)       (66,000)
Common stock subscription payable (Note F)                              20,980             --
Common stock issued for previously incurred debt (Note F)              109,134         86,971
Common stock issued for convertible debenture and accrued
  interest (Note D and F)                                               33,099             --
Common stock issued in connection with acquisition of
  Kryptosima (Note F)                                                       --      1,500,000

Reduction in notes payable by noteholders (Note C)                          --        (12,500)
Common stock issued in exchange for operating expenses (Note F)        417,500             --
Common stock issued in exchange for accrued liabilities (Note F)        70,000             --

                  See accompanying notes to consolidated financial statements

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation
----------------------------------

Bentley Commerce Corp., formerly Bentley Communications Corp., (the "Company") was incorporated under the laws of the state of Florida in February 1992 and was engaged in the business of casino gaming, sports book, horseracing, and bingo via the Internet. The Company is also developing methods that would allow consumers to make Internet payments via an ATM/Debit card, for online trading of securities. In December 2003, the Company incorporated a wholly-owned subsidiary, Bentley's Crump Barter Network, Inc., under the laws of the state of Nevada. The Company began to direct its activities towards the "trade" and "barter" industry. In January 2004, the Company changed its name from Bentley Communications Corp. to Bentley Commerce Corp.

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

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

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

Net Loss Per Common Share
-------------------------

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). For the year ended June 30, 2004 and 2003, common stock equivalents are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per common share.

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

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)
-------------------------------

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

The Company recognizes revenues from cash fees charged in managing its barter business (see Note B) when persuasive evidence of an arrangement exists, the transaction has occurred, the charges are fixed and determinable and no major uncertainty exists with respect to collectibility.

Advertising
-----------

The Company follows a policy of charging the costs of advertising to expenses as incurred. For the years ended June 30, 2004 and 2003, advertising costs were $4,807 and $1,729, respectively.

Research and Development
------------------------

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company did not incur any expenditures on research and product development for the years ended June 30, 2004 and 2003.

Liquidity
---------

As shown in the accompanying financial statements, the Company incurred a net loss of $4,707,564 during the year ended June 30, 2004 and $4,613,910 during the year ended June 30, 2003. The Company's current liabilities exceeded its current assets by $650,070 as of June 30, 2004.

Concentrations of Credit Risk
-----------------------------

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and related party receivables. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit. The Company periodically reviews its trade receivables in determining its allowance for doubtful accounts. The allowance for doubtful accounts was $250,000 and $0 at June 30, 2004 and 2003, respectively.

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

Stock Based Compensation
------------------------

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no employees stock based awards issued and outstanding as of June 30, 2004.
Reclassifications

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

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

NOTE B - BARTER TRANSACTIONS

In December 2003, the Company incorporated a wholly-owned subsidiary, Bentley's Crump Barter Network, Inc. The Company began to direct its activities towards the "trade" and "barter" industry, in which the Company provides services in exchange for barter credits. Barter credits can be utilized in the future as full or partial payments towards the purchases of various merchandise, products and services.

The Company receives barter credits in exchange for services, or as part of the association fees, interest on member credit lines, and transaction fees. Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with Emerging Issues Task Force Issue 99-17, Accounting for Advertising Barter Transactions ("EITF 99-17"), Emerging Issues Task Force Issue 93-11, Accounting for Barter Transactions Involving Barter Credits ("EITF 93-11"), and APB Opinion No. 29, Accounting for Non-Monetary Transactions" ("APB 29"). Accordingly, the Company generally records the carrying value of goods or services provided at nominal values , since the goods or services lack readily determinable fair values within reasonable limits, and the Company has no history of receiving cash in similar transactions.

The Company uses barter credits in the acquisition of goods or services used in its operations. When reasonably determinable, the Company charges to operations the transactions at the fair value of the goods or services received. As of June 30, 2004, the Company charged to operations a total of $38,513 of purchases and expenses that were paid by barter credits.

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE C - NOTES PAYABLE

Notes payable at June 30, 2004 and 2003 consists of the following:

                                                          2004          2003
                                                       -----------   -----------
Note payable on demand; interest payable monthly at
10% per annum beginning February 15, 2002; unsecured.
The Company is currently in default under the
terms of the note agreement.                           $   40,500    $   40,500

Note payable on demand; interest payable monthly at
10% per annum beginning February 15, 2002; unsecured.
The Company is currently in default under the terms
of the note agreement.                                     27,000        27,000
                                                       -----------   -----------
Total                                                  $   67,500    $   67,500
Less: current portion                                     (67,500)      (67,500)
                                                       -----------   -----------
                                                       $       --    $       --
                                                       ===========   ===========

During the year ended June 30, 2003, the Company and noteholders reviewed the promissory notes and mutually agreed that the total amount due is $67,500, rather than $80,000 recorded in prior year. The Company accounted the reduction of $12,500 in notes payable as other income for the year ended June 30, 2003.

NOTE D - CONVERTIBLE PROMISSORY NOTES PAYABLE

A summary of convertible promissory notes payable at June 30, 2004 and 2003 is as follows:

                                                           2004          2003
                                                       -----------   -----------

Convertible notes payable, in quarterly installments
of interest only at 12% per annum, unsecured and due
May 14, 2004; Noteholder has the option to convert
unpaid note principal together with accrued and unpaid
interest to the Company's common stock at a rate of
$.05 per share.                                        $       --    $   30,000
                                                       -----------   -----------
  Total                                                $       --    $   30,000
  Less: current portion                                        --       (30,000)
                                                       -----------   -----------
                                                       $       --    $       --
                                                       ===========   ===========

In March 2004, the Company issued an aggregate of 1,000,000 shares of its restricted common stock to the note holder in exchange for the $30,000 of convertible promissory note principal and all accrued and unpaid interest (Note
F).

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE E - ACCOUNTS PAYABLE AND ACCURED LAIBILITIES

Accounts payable and accrued liabilities at June 30, 2004 and 2003 are as follows:

                                                          2004           2003
                                                       -----------   -----------
        Accounts payable                               $  166,047    $  224,503
        Accrued interest                                   16,481        10,204
        Accrued liabilities in connection
          with litigation (Note K)                        110,750        55,000
                                                       -----------   -----------
        Total                                          $  293,278    $  289,707
                                                       ===========   ===========

NOTE F - CAPITAL STOCK

The Company has authorized 2,500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 556,583,616 and 310,830,764 shares of common stock issued and outstanding at June 30, 2004 and 2003, respectively. The Company has no shares of preferred stock issued and outstanding at June 30, 2004 and 2003.

During the year ended June 30, 2003, the Company issued a total of 3,600,000 shares of its common stock in private placement to sophisticated investors in exchange for $117,000, net of costs and fees. The Company issued an aggregate of 138,036,585 shares of common stock to consultants for services in the amount of $2,682,362. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 1,463,415 shares of common stock to consultants for prepaid service fees in the amount of $21,138. The Company issued 10,000,000 shares of common stock to a related party for prepaid service fees of $33,000 (Note J). All valuations of common stock issued for prepaid service fees were based upon the value of the services to be rendered, which did not differ materially from the fair value of the Company's common stock during the period the shares were issued. In addition, the Company issued an aggregate of 2,899,040 shares of common stock in exchange for $86,971 of debt previously due. The Company also issued 1,000,000 shares of restricted common stock to investors in exchange for $66,000, evidenced by a promissory note due June 5, 2004.

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

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE F - CAPITAL STOCK (CONTINUED)

During the year ended June 30, 2004, the Company issued a total of 23,886,167 shares of its common stock in private placement to sophisticated investors. Total proceeds from sale of common stock and stock subscription during year ended June 20, 2004 amounted $518,130, net of costs and fees. The Company issued a total of 4,000,000 shares of its common stock to two consultants in exchange for stock options exercised at approximately $0.03 per share (Note G). The Company received proceeds of $78,000, net of costs and fees, and accounted for $30,000 of stock subscription receivable for the stock options exercised. The Company issued an aggregate of 109,011,402 shares of common stock to consultants for services in the amount of $2,782,807. All valuations of common stock issued for services were based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 20,833,333 shares of common stock to various vendors for operating expenses in the amount of $417,500. The Company issued an aggregate of 7,000,000 shares of common stock to various vendors in exchange for previously incurred expenses of $70,000. In addition, the Company issued an aggregate of 9,256,737 shares of common stock in exchange for $142,233 of previously incurred debt, which includes a convertible promissory note of $30,000 and accrued interest (Note D). In November 2003, the Company issued an aggregate of 71,765,213 shares of common stock to its common shareholders as dividend. The stock dividend issued was at the rate of one share of common stock per five shares of common stock owned by the common shareholders of record as of November 5, 2003.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding for each period presented.

NOTE G - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at June 30, 2004.

                        Options Outstanding                               Options Exercisable
                    ---------------------------                      ------------------------------
                                Weighted Average
                                    Remaining
                      Number       Contractual    Weighted Average      Number     Weighted Average
Exercise Prices     Outstanding    Life (Years)    Exercise Price    Exercisable    Exercise Price
---------------     -----------    ------------   ----------------   -----------   ----------------
   $ 0.50             200,000         1.50            $ 0.50            200,000          $ 0.50
   $ 1.00             200,000         1.50              1.00            200,000            1.00
   $ 0.03          21,000,000         3.94              0.03         16,833,333            0.03
   $ 0.05             275,000         2.67              0.05            275,000            0.05
                   ----------      --------         --------         ----------          -------
                   21,675,000         3.88            $ 0.05         17,508,333          $ 0.05
                   ==========      ========         ========         ==========          =======

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE G - STOCK OPTIONS AND WARRANTS (CONTINUED)

Options (continued)
-------------------

Transactions involving the Company's options issuance are summarized as follows:

                                                                       Weighted
                                                          Number       Average
                                                           of          Exercise
                                                         Options        Price
                                                       -----------   -----------
   Outstanding at June 30, 2002                           400,000    $     0.75
                                                       ===========   ===========
   Granted                                                     --            --
   Exercised                                                   --            --
   Cancelled or Expired                                        --            --
                                                       -----------   -----------
   Outstanding at June 30, 2003                           400,000    $     0.75
                                                       ===========   ===========
   Granted                                             35,275,000          0.03
   Exercised (Note F)                                  (4,000,000)         0.03
   Cancelled or Expired (Note J)                      (10,000,000)         0.03
                                                      ------------   -----------
   Outstanding at June 30, 2004                        21,675,000    $     0.05
                                                      =============  ===========

Warrants
--------

Transactions involving the Company's warrants issuance are summarized as follows:

                                                                       Weighted
                                                          Number       Average
                                                           of          Exercise
                                                         Warrants       Price
                                                       -----------   -----------

   Outstanding at June 30, 2002                           100,000    $     0.20
                                                        ==========   ===========
   Granted                                                     --            --
   Exercised                                                   --            --
   Cancelled or Expired                                  (100,000)         0.20
                                                       -----------   -----------
   Outstanding at June 30, 2003                        $       --    $       --
                                                       ===========   ===========
   Granted                                                     --            --
   Exercised                                                   --            --
   Cancelled or Expired                                        --            --
                                                       -----------   -----------
   Outstanding at June 30, 2004                        $       --    $       --
                                                       ===========   ===========

The Company did not grant any stock options or warrants to shareholders during the year ended June 30, 2003. The estimated value of the compensatory stock options granted to non-employees in exchange for services rendered for the year ended June 30, 2004 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 to 5 years, a risk free interest rate of 2.75% to 3.38%, a dividend yield of 0% and volatility of 140%. The amount of the expense charged to operations for compensatory stock options granted in exchange for services was $475,050 and $0 for the years ended June 30, 2004 and 2003.

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

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

For income tax reporting purposes, the Company's aggregate unused net operating losses approximate $17,300,000, which expires through 2024, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $5,955,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, since in the opinion of management based upon the earning history of the Company, it is more likely than not that the benefits will not be realized.

Components of deferred tax assets as of June 30, 2004 are as follows:

          Non Current:
                 Net operating loss carryforward                   $  5,955,000
                 Valuation allowance                                 (5,955,000)
                                                                   -------------
                 Net deferred tax asset                            $         --
                                                                   =============

NOTE I - LOSSES PER COMMON SHARE

The following table presents the computation of basic and diluted loss per share:

                                                          2004          2003
                                                      ------------  ------------
     Net loss available for common shareholders       $(4,707,564)  $(4,613,910)
                                                      ============  ============
     Basic and fully diluted loss per share           $     (0.01)  $     (0.02)
                                                      ============  ============
     Weighted average common shares outstanding       443,149,717   203,024,473
                                                      ============  ============

Net loss per share is based upon the weighted average of shares of common stock outstanding.

NOTE J - RELATED PARTY TRANSACTIONS

The Company's officers and significant shareholders have advanced funds to the Company for working capital purposes. The amount of the advances at June 30, 2004 and 2003 are $55,187 and $47,500, respectively. No formal agreements or repayment terms exist.

In January 2003, the Company entered into a consulting agreement ("Agreement") with BBX Services, Corp. ("BBX"), an entity controlled by the Company's President. For the year ended June 30, 2003, the Company paid BBX $105,000 of cash and 10 million shares of common stock in exchange for consulting services.

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE J - RELATED PARTY TRANSACTIONS (CONTINUED)

In June 2003, the Company entered into a consulting agreement ("Agreement") with American IDC Corp. ("AIDC"), an entity controlled by the Company's President. Pursuant to the Agreement, the Company issued 10 million shares of restricted common stock to AIDC in exchange for consulting services over a six-month period commencing July 1, 2003, valued at $33,000. The Company accounted for the shares issued as prepaid consulting fees (Note F) and the prepaid consulting fees were amortized during the year ended June 30, 2004.

The Company entered into a Settlement Agreement And Release ("Release") with its former Chief Financial Officer, Chairman and Director ("Officer"). Pursuant to the Release, Officer resigned from the Company's Board of Directors and the Company agreed to forgo collection or repayment of any cash advances to and from Officer, and 10,000,000 stock options previously granted to Officer were also canceled (Note G).

NOTE K - COMMITMENTS AND CONTINGENCIES

Consulting Agreements
---------------------

The Company has consulting agreements with outside contractors, certain of whom are also Company shareholders. The Agreements are generally for a term of 12 months from inception and renewable automatically from year to year unless either the Company or Consultant terminates such engagement by written notice.

Lease Agreement
---------------

The Company's wholly owned subsidiary, Bentley's Crump Barter Network, Inc., leases an office space in Nashua, NH. Base rent for the lease is $6,300 per annum, expiring in July 31, 2004. Subsequent to the date of financial statements, the Company has extended the lease to July 31, 2005 with base rent $6,864 per annum. Rental expenses charged to operations for the year ended June 30, 2004 and 2003 are $5,800 and $0, respectively.

Litigation
----------

During the year ended June 30, 2003, Victor Nguyen filed a complaint against the Company and its Chief Executive Officer in Los Angeles Superior Court. The complaint alleges a breach of contract. While one of the Company's former employees filed a claim against Victor Nguyen alleges sexual harassment. During the year ended June 30, 2004, the Company agreed to settle the claim with the former employee on behalf of Victor Nguyen as settlement of the complaint filed by Victor Nguyen against the Company. The Company charged to operations a total of $81,500 in connection with the settlement of the claims. As of June 30, 2004, the claims have been settled except $17,500 was still due to Victor Nguyen. The Company has accounted for and included the amount due to Victor Nguyen in its accrued liabilities. (Note E)

                             BENTLEY COMMERCE CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2004 AND 2003

NOTE K - COMMITMENTS AND CONTINGENCIES (CONTINUED)

Litigation (Continued)
----------------------

During the year ended June 30, 2004, Mark Savoy and Exchangemall.com filed a claim against the Company. The claim alleges a breach of contract. Subsequent to the date of financial statements, the Company has agreed to issue a total of 4,500,000 shares of its restricted common stock as settlement for the claim, and expects to finalize the settlement in the near future. The Company has included the fair value of the common shares to be issued, $38,250, in its accrued liabilities. (Note E)

The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity.

NOTE L - GOING CONCERN MATTERS

The accompanying statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements during the years ended June 30, 2004 and 2003, the Company incurred losses from operations of $4,707,564 and $4,613,910, respectively. The Company's current liabilities exceeded its current assets by $650,070 as of June 30, 2004. These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE M - SUBSEQUENT EVENTS

In September 2004, the Company entered into settlement agreement ("Agreement") with Hemistar International Inc. ("Hemistar"). Pursuant to the Agreement, Hemistar agreed to a schedule of payments for outstanding services fees due to the Company and the Company's affiliate, PrimeDomain International ("PrimeDomain") as of June 30, 2004. The Company shall receive a minimum of $7,500 per month commencing in November 2004, until a total of $250,000 outstanding fees are paid in full. The Company has reserved in full the $250,000 accounts receivable at June 30, 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Chief Executive Officer which is also Bentley's interim Chief Financial Officer, and the Chief Operating Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) The following table furnishes the information concerning the company's directors and officers as of June 30, 2004. The directors of the company are elected every year and serve until their successors are elected and qualify.

Name                      Age                    Title
----                      ---                    -----

Bruce Kamm                53                     CEO, Director

Robert Schumacher         61                     COO, Director

The following table sets forth the portion of their time the officers and directors devote to Bentley:

Bruce Kamm                   100%

Robert Schumacher             50%

Joseph Crump                 100%

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

(b) Identification of Certain Significant Employees.

Strategic matters and critical decisions are handled by the directors and executive officers of Bentley, Bruce Kamm, Robert Schumacher and Joseph Crump.

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

Bruce Kamm

Bruce Kamm CTB is CEO of Bentley Commerce Corporation. He has more than 25 years' experience in sales, marketing, advertising, promotion, information technology and barter. Formerly the CEO of an information technology company, the Managing Director of a Corporate Trade Company, the Managing Director of a fast growth trade exchange and the designer and developer of online information and transactional services for TradeBanc, VirtualBarter, Interep, CBSI and the Regional Bell Operating Company's information service gateways. Concurrently with his career, Mr. Kamm founded and managed a real estate development company that used trade and offset as a component in many real estate and construction transactions. Mr. Kamm specializes in capital engineering utilizing trade, countertrade, creative financing and innovative cross-marketing programs to expand business opportunities and bottom line profitability by engineering programs that enable companies to maximize the value of their underperforming products, services, assets and capacity. Mr. Kamm holds a BA in Administrative Science from Long Island University and accreditation from the International Reciprocal Trade Association as an Industry Certified Trade Broker (CTB)

Robert Schumacher

Robert Schumacher is president and COO. Over the past decade, he has launched a number of successful companies ranging from internet design, hosting and marketing, to online software, to the design of medical devices, as well as developing the marketing strategies and online presence for a host of other organizations. Prior to this, Mr. Schumacher was marketing planning, merchandising, and retail vice president of Pennsylvania House, a division of a Fortune 500 company and started its franchised stores and accessory merchandising business. He joined them after leaving National Home Furnishings Association where for ten years was publisher of its award winning industry magazine he created, as well as its associate executive vice president. For eight years preceding this, he was President of Centrum Corporation, a Washington, D.C. headquartered communications firm he founded with offices in Europe. It served a wide range of companies, national and international trade associations, and public service organizations, providing them with marketing, advertising, design, public relations, documentary film production and conference organization.

Joseph Crump

Joseph Crump has more than 12 years experience in sales, marketing, pension plans, employee benefits and barter. After analyzing the liquidity problems facing the barter industry in 1998, Mr. Crump formed Crump Barter Services, Inc.
(CBSI) and subsequently developed an internationally recognized and accepted barter currency that allowed exchanges to seamlessly trade with each other through a global trade clearinghouse. Mr. Crump made this service available to the industry through the creation of the "Crump Dollar", a universal trade currency that enables barter transactions between disparate exchanges. As a result, CBSI currently provides clearing services to over 180 barter exchanges and corporate trade companies, representing more than one third of the barter exchanges in the U.S. and one half of the exchanges in Canada, with rapid expansion in progress. Prior to this, he was CEO of a trucking and logistics company based in Ontario Canada, with service provision in Ontario, Michigan and New York. Mr. Crump holds a BA in Management and Economics.

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

Based solely on a review of Forms 3 and 4 and amendments thereto furnished to the registrant during its most recent fiscal year, all Section 16(a) forms were timely filed, except as follows. Gordon Lee, former Chief Executive Officer of the company failed to timely file a Form 4 for acquisitions by BBX Services Corp. and American IDC Corp., entities Mr. Lee controls, occurring on June 9, 2003. A Form 4 reporting these transactions was filed on June 16, 2003. Harry Hargens, CEO of the company from October 2002 to January 2003, failed to timely file a Form 3 upon becoming an officer of the company and Form 4's for acquisitions occurring on October 18, 2002 and a sale occurring on November 1, 2002. All of these filings were subsequently made on or about November 8, 2002.

In addition, Joseph Crump failed to timely file a Form 3 upon being appointed as a director on August 23, 2004.

ITEM 10. EXECUTIVE COMPENSATION

(a) Compensation.

The following table sets forth compensation awarded to, earned by or paid to our Chief Executive Officer and our four other most highly compensated executive officers with compensation in excess of $100,000 for the years ended June 30, 2002, 2003 and 2004 (collectively, the "Named Executive Officers").

                                     SUMMARY COMPENSATION TABLE

                            Annual Compensation        Long Term Compensation Awards
                            -------------------        -----------------------------

                                                                     Securities
                                                       Restricted    Underlying     All other
Name and Principal                Salary      Bonus      Stock        Options/     compensation
    Position            Year       ($)         ($)      Award(s)      Warrants         ($)
    --------            ----       ---         ---      --------      --------         ---
Gordon F. Lee*          2004     $402,093      $0       $350,000
                        2003     $152,426                $442,000                     $108,000
                        2002     $240,000      $120,000      0             0           0


Robert Schumacher       2004     $48,000       $0      10,000,000    10,000,000      3,200,000
                        2003     N/A                                                 shares @ 0.03
                        2002     N/A                                                 and 500,000
                                                                                     shares @0.005

Bruce Kamm              2004     $150,000      $0                     5,000,000          $0
                        2003     N/A
                        2002     N/A

Joseph Crump            2004                            19,679,496
                        2003     N/A
                        2002     N/A

* Gordon F. Lee resigned as Director and Officer of Bentley on June 28, 2004

EMPLOYMENT CONTRACTS

We do not have an employment contract with any executive officers. Any obligation to provide any compensation to any executive officer in the event of his resignation, retirement or termination, or a change in control of the Company, or a change in any Named Executive Officers' responsibilities following a change in control would be negotiated at the time of the event.

We may in the future create retirement, pension, profit sharing and medical reimbursement plans covering our Executive Officers and Directors.

We do not have a compensation committee. Decisions concerning the compensation of our executive officers are made by the Board of Directors. The Board during fiscal 2004 participated in the Board's deliberations concerning executive officer compensation during the fiscal year ended June 30, 2004.

(h) The company has made no Long Term Compensation payouts (LTIP or other)

Directors Compensation

Gordon Lee received $120,000 for serving as a director during fiscal 2004. The Company's two other directors did not receive any compensation for services rendered as a director during fiscal 2004

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 30, 2004, the number of outstanding common shares of Bentley beneficially owned by (i) each person known to Bentley to beneficially own more than 5% of its outstanding common shares,
(ii) each director, (iii) each nominee for director, (iv) each executive officer listed in the Summary Compensation Table, and (iv) all executive officers and directors as a group.

---------------------------------------- ------------------------ --------------
Owner                                    Common Shares(3)         Percentage
---------------------------------------- ------------------------ --------------

Gordon F. Lee(1)                         74,500,000                   13%
Robert Schumacher (2)                    22,480,000                    4%
Bruce Kamm (2)                           10,500,000                    1%
Joseph Crump                             19,679,496                    3%

Officers and directors as a group        127,159,496                  21%
(4 persons)
---------------------------------------- ------------------------ --------------

(1) Former officer and director. 10,000,000 shares are held by BBX Service Corp., an entity Gordon Lee controls and 10,000,000 shares are held by American IDC Corp., an entity Gordon Lee controls. The Board of Directors of Bentley Commerce has voting control over all shares legally or beneficially by Gordon Lee.
(2)  An officer and director
(3)  Does not include common shares underlying options and warrants

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 6, 2003, Bentley entered into an agreement with American IDC Corp. whereby American IDC Corp. provided programming, website development, design and hosting services for its barter websites. Bentley issued 10,000,000 of restricted common stock to American IDC in exchange for these services. Gordon Lee, a former officer and director of Bentley, is also an officer, the sole director and a controlling shareholder of American IDC Corp. Robert Schumacher, now an officer and director of Bentley, was an officer of AmericanIDC.

Bentley also entered into an agreement with BBX Services, Inc. for management consulting services rendered from January 2003 to June 2003. Compensation was $30,000.00 per month, payable in cash or restricted common stock. Gordon Lee, an officer and director of Bentley is also an officer, the sole director and a controlling shareholder of BBX Services, Inc. This contract was terminated on June 1, 2004, when Gordon Lee resigned as an officer of Bentley.

On October 26, 2003, Bentley entered into a software license agreement with Intertrade Capital Group, Ltd. for its VirtualBarter 3.0 trade marketplace and trade exchange management software and its BarterPro corporate trade transaction management software. Bentley issued a total of 5,000,000 shares of restricted common stock to Bruce Kamm and Melinda Houser in exchange for the software license. Bruce Kamm, the CEO of Bentley Commerce is the sole director and controlling shareholder of Intertrade Capital Group, Ltd.

On February 20, 2004, Bentley entered into an exclusive agency agreement with Intertrade Capital Group, Ltd. to develop and manage its broker network and to facilitate and manage its corporate trade business, related transactions and to provide Bentley clients access to its commercial and industrial buying consortium. Bruce Kamm, the CEO of Bentley Commerce is the sole director and controlling shareholder of Intertrade Capital Group, Ltd.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

a) Financial Statements and Schedules. The following financial statements and schedules for Bentley as of June 30, 2004 are filed as part of this report.

         (1) Financial statements of Bentley Commerce Corporation and subsidiaries.

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

3.1      Articles of Incorporation of the Registrant (1)

3.2      By-laws of the Registrant (1)

3.3 Articles of Amendment to Articles of Incorporation of Bentley Communications Corp. (2)

10.1     Internet/Website Consulting Agreement with American IDC Corp.

10.2     Agreement with BBX Services Corp.

10.3     August 2002 Non-Qualified Stock & Stock Option Plan 3)

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

         (3) Filed with the Company's Form S-8, filed August 22, 2002 (File No. 333-98569) and incorporated by reference herein

         (4) Filed with the Company's Form S-8, filed October 28, 2002 (File No. 333-100774) and incorporated by reference herein

         (5) Filed with the Company's Form S-8, filed March 17, 2003 (File No. 333-103884) and incorporated by reference herein

         (6) Filed with the Company's Form S-8, filed June 18, 2003 (File No. 333-106243 and incorporated by reference herein

(B) Reports on Form 8-K.

Date of Report on May 27, 2004, Items 2 and 7. Acquisition or Disposition of Assets; Financial Statements and Exhibits

Date of Report on June 28, 2004, Items 5 and 6. OTHER EVENTS AND REGULATION FD DISCLOSURE; RESIGNATIONS OF REGISTRANT'S DIRECTORS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

We were billed $45,429 for the fiscal year ended June 30, 2003 and $53,900 for the fiscal year ended June 30, 2004, 2003, for professional services rendered by the principal accountant for the audit of the our annual financial statements, the review of our quarterly financial statements, and other services performed in connection with our statutory and regulatory filings. These services also included updating the audits for our registration statement and review of the quarterly financial statements of the Company's acquiree.

AUDIT RELATED FEES

There were no audit related fees for the fiscal years ended June 30, 2003 and 2004. Audit related fees include fees for assurance and related services rendered by the principal accountant related to the audit or review of our financial statements, not included in the foregoing paragraph.

TAX FEES

There were no tax fees for the fiscal years ended June 30, 2004 and 2003. Tax fees include fees for professional services rendered by the principal accountant for tax compliance, tax advice and tax planning.

ALL OTHER FEES

There were no other professional services rendered by our principal accountant during the last two fiscal years that were not included in the above paragraphs.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

         The Company currently does not have a designated Audit Committee, and accordingly, the Company's Board of Directors' policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Company's Board of Directors regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Board of Directors may also pre-approve particular services on a case-by-case basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  October 15, 2004                 BENTLEY COMMERCE CORP.

                                        By: /s/ Bruce Kamm
                                            ----------------------------
                                            CEO

                                        By: /s/ Robert Schumacher
                                            ----------------------------
                                            COO


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 15 2004            /s/ Bruce Kamm               CEO, Director

Date: October 15 2004            /S/ Robert Schumacher        COO, Director