Form 10QSB
period 2004-09-30
BENTLEY COMMERCE CORP
filed 2004-11-22
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

                        Commission file number: 000-27347

                          BENTLEY COMMUNICATIONS CORP.
           (name of small business issuer as specified in its charter)

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

Check whether the registrant filed all documents and reports required by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court

Yes [ ]                    No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: _________ shares outstanding as of November 19, 2004

Transitional Small Business Disclosure Format.
(check one) Yes [  ]       No [X]

                          BENTLEY COMMERCE CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS
                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)..................................... 3

         CONDENSED CONSOLIDATED BALANCE SHEETS:
         SEPTEMBER 30, 2004 AND JUNE 30, 2004................................. 3

         CONDENSED CONSOLIDATED STATEMENTS OF LOSSES:
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2004 AND 2003..................................... 4

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS:
              FOR THE THREE MONTHS ENDED
              SEPTEMBER 30, 2004 AND 2003..................................... 5

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL

              INFORMATION..................................................... 6
              SEPTEMBER 30, 2004

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.............11

Item 3.  CONTROLS AND PROCEDURES..............................................13

         Part II - OTHER INFORMATION

Item 1.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
         OF PROCEEDS..........................................................14

Item 2.  DEFAULTS UPON SENIOR SECURITIES .....................................14

Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................14

Item 4.  OTHER INFORMATION ...................................................14

Item 5.  EXHIBITS AND REPORTS ON FORM 8-K.....................................14

Signatures ...................................................................16


                                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                        BENTLEY COMMERCE CORP.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                  September 30, 2004    June 30, 2004
                                                                  ------------------    -------------
 ASSETS
 Current Assets:
 Cash and Cash Equivalents                                           $      7,003       $      1,702
 Accounts Receivable                                                        8,437              8,808
 Prepaid Expenses                                                              --                 67
                                                                     -------------      -------------
 Total Current Assets                                                      15,440             10,577
 Property, Plant and Equipment
 Furniture and Equipment                                                    3,500              3,500
 Less: Accumulated Depreciation                                             3,279              3,103
                                                                     -------------      -------------
                                                                              221                397

 Total Assets                                                        $     15,661       $     10,974
                                                                     =============      =============

 LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY
 Current Liabilities:
 Accounts Payable and Accrued Liabilities                            $    296,030       $    293,278
 Notes Payable                                                             67,500             67,500
 Other Advances                                                           244,682            244,682
 Due to Related Parties                                                    55,187             55,187
                                                                     -------------      -------------
 Total Current Liabilities                                                663,399            660,647

 Commitment and Contingencies                                                  --                 --

(Deficiency in) Stockholders' Equity:
 Preferred Stock, par value $.0001 per share; 20,000,000
   shares authorized; none issued at September 30, 2004 and
   June 30, 2004                                                               --                 --
 Common Stock, par value $.0001 per share; 2,500,000,000
   shares authorized; 585,044,511 and 556,583,616 shares issued and outstanding at September 30, 2004 and June 30, 2004,
   respectively                                                            58,504             55,658
 Common Stock Subscription                                                    460             (9,020)
 Additional Paid-in-Capital                                            17,186,253         16,644,365
 Accumulated Deficit                                                  (17,892,955)       (17,340,676)
                                                                     -------------      -------------
 Total (Deficiency in) Stockholders' Equity                              (647,738)          (649,673)
                                                                     -------------      -------------

 Total Liabilities and (Deficiency in) Stockholders' Equity          $     15,661       $     10,974
                                                                     =============      =============

                                 See Accompanying Notes to Unaudited Condensed
                                      Consolidated Financial Information


                                               BENTLEY COMMERCE CORP.
                                    CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                    (UNAUDITED)

                                                         For the three months ended September 30,
                                                               2004                  2003
                                                               ----                  ----
Revenues:
Sales, net                                                  $      97,699       $          --

Operating expenses:
Selling, general and administrative                               648,102             481,477
Depreciation                                                          175                 175
                                                            --------------      --------------
Total operating expenses                                          648,277             481,652

Loss from operations                                             (550,578)           (481,652)

Interest income (expense)                                          (1,701)             (2,588)
                                                            --------------      --------------

Loss from operations before provision for income taxes           (552,279)           (484,240)

Provision for income taxes                                             --                  --
                                                            --------------      --------------

Net loss                                                    $    (552,279)      $    (484,240)
                                                            ==============      ==============

Loss per common share
(basic and assuming dilution)                               $       (0.00)      $       (0.00)
                                                            ==============      ==============

Weighted average shares outstanding                           578,299,527         325,629,786
                                                            ==============      ==============


                            See Accompanying Notes to Unaudited Condensed
                                 Consolidated Financial Information

                                                 BENTLEY COMMERCE CORP.
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (UNAUDITED)

                                                                            For the three months ended September 30,
                                                                                     2004            2003
                                                                                     ----            ----
Cash flows from operating activities:
Net loss from operating activities                                                 $(552,279)      $(484,240)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Depreciation                                                                             175             175
Common stock issued in exchange for services rendered                                448,000         266,600
Consulting Fees prepaid in prior year with Company common stock                           --          37,638
Stock options vested in exchange for services (Note D)                                   333              --
(Increase) decrease in:
Accounts receivable                                                                      371              --
Other assets                                                                              67              --
Increase (decrease) in:
Accounts payable and accrued liabilities                                               2,754          21,927
Cash disbursed in excess of available funds                                               --             (25)
                                                                                   ----------      ----------
Net cash (used in) operating activities                                             (100,579)       (157,925)

Cash flows from financing activities:
Proceeds from sale of common stock, net of cost                                       69,000              --
Proceeds from common stock subscription                                                9,480          52,100
Proceeds from other advances                                                              --         107,900
Proceeds from (repayment of) related parties advances                                 27,400          24,709
                                                                                   ----------      ----------
Net cash provided by used in financing activities                                    105,880         184,709

Net increase in cash and cash equivalents                                              5,301          26,784
Cash and cash equivalents at beginning of the period                                   1,702              --
                                                                                   ----------      ----------
Cash and cash equivalents at end of the period                                     $   7,003       $  26,784
                                                                                   ==========      ==========
Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                               $      --       $      --
Cash paid during period for taxes                                                  $      --       $      --
Common stock issued in exchange for services                                       $ 448,000       $ 266,600
Common stock issued previously incurred debt                                       $      --       $  70,000
Common stock issued in exchange for related party advances                         $  27,400       $  27,500
Stock options vested in exchange for services (Note D)                             $     333       $      --
Operating expenses paid by barter credits (Note B)                                 $  91,145       $      --

                                      See Accompanying Notes to Unaudited Condensed
                                           Consolidated Financial Information

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

Basis of Presentation
---------------------

Bentley Commerce Corp., formerly Bentley Communications Corp., ("Bentley" or the "Company") was incorporated under the laws of the state of Florida in February 1992. In December 2003, the Company incorporated a wholly-owned subsidiary, Bentley's Crump Barter Network, Inc., under the laws of the state of Nevada. The Company began to direct its activities towards the "trade" and "barter" industry. In January 2004, the Company changed its name from Bentley Communications Corp. to Bentley Commerce Corp.

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Twirlme.com, Inc., Legends Surfboards, Inc. Omnibomb Corp, Kyrenia Acquisition, Corp., Kryptosima Acquisition Corp. and Bentely's Crump Barter Network, Inc. All subsidiaries except Bentley's Crump Barter Network, Inc. are currently non-operative. All significant intercompany transactions have been eliminated.

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

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2003 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation issued and outstanding at September 30, 2004.

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

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

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

The Company receives barter credits in exchange for services, or as part of the association fees, interest on member credit lines, and transaction fees. Transactions that involve the exchange of goods or services for other goods or services are accounted for in accordance with Emerging Issues Task Force Issue 99-17, Accounting for Advertising Barter Transactions ("EITF 99-17"), Emerging Issues Task Force Issue 93-11, Accounting for Barter Transactions Involving Barter Credits ("EITF 93-11"), and APB Opinion No. 29, Accounting for Non-Monetary Transactions" ("APB 29"). Accordingly, the Company generally records the carrying value of goods or services provided at nominal values, since the goods or services lack readily determinable fair values within reasonable limits, and the Company has no history of receiving cash in similar transactions.

The Company uses barter credits in the acquisition of goods or services used in its operations. When reasonably determinable, the Company charges to operations the transactions at the fair value of the goods or services received. During the period ended September 30, 2004, the Company charged to operations a total of $91,145 of purchases and expenses that were paid by barter credits.

NOTE C - CAPITAL STOCK

The Company has authorized 2,500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 585,044,511 and 556,583,616 shares of common stock issued and outstanding at September 30, 2004 and June 30, 2004, respectively. The Company has no preferred stock issued and outstanding at September 30, 2004 and June 30, 2004.

For the period ended September 30, 2004, the Company issued an aggregate of 6,357,142 shares of common stock in exchange for $69,000 of cash, net of costs and fees. The Company issued an aggregate of 20,903,753 shares of common stock to consultants for services of $448,000. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 1,200,000 shares of common stock to related parties in exchange for $27,400 of previously incurred debt. Additionally, the Company received $9,480 of proceeds, net of costs and fees, from investors pursuant to stock subscription agreements the Company entered into in July and August 2004. As of September 30, 2004, the common shares subscribed have not been issued and the Company has accounted the proceeds received as stock subscription payable.

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS

Options

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at September 30, 2004.

                                Options Outstanding                                     Options Exercisable
                                -------------------                                     -------------------
                                          Weighted Average
                                             Remaining                                               Weighted
                           Number        Contractual Life       Weighed Average       Number         Average
    Exercise Prices     Outstanding           (Years)           Exercise Price      Exercisable   Exercise Price
    ---------------     -----------           -------           --------------      -----------   --------------
              $ 0.50           200,000                  1.25               $ 0.50        200,000          $ 0.50
              $ 1.00           200,000                  1.25                 1.00        200,000            1.00
              $ 0.03        21,000,000                  3.69                 0.03     17,250,000            0.03
              $ 0.05           275,000                  2.42                 0.05        275,000            0.05
              ------        ----------                  ----               ------     ----------          ------
                            21,675,000                  3.63               $ 0.04     17,925,000          $ 0.05
                            ==========                  ====               ======     ==========          ======

Transactions involving the Company's options issuance are summarized as follows:

                                                  Number
                                                    of          Weighted Average
                                                  Options        Exercise Price
                                                  -------        --------------

Outstanding at June 30, 2002                       400,000           $   0.75
                                               ===========           ========
Granted                                                 --                 --
Exercised                                               --                 --
Cancelled or Expired                                    --                 --
                                               -----------           --------
Outstanding at June 30, 2003                       400,000           $   0.75
                                               ===========           ========
Granted                                         35,275,000               0.03
Exercised                                       (4,000,000)              0.03
Cancelled or Expired                           (10,000,000)              0.03
                                               -----------           --------
Outstanding at June 30, 2004                    21,675,000           $   0.04
                                               ===========           ========
Granted                                                 --                 --
Exercised                                               --                 --
Cancelled or Expired                                    --                 --
                                               -----------           --------
Outstanding at September 30, 2004               21,675,000           $   0.04
                                               ===========           ========

Warrants
--------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at September 30, 2004.

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants (Continued)

                              Options Outstanding                                  Options Exercisable
                              -------------------                                  -------------------
                                        Weighted Average
                                           Remaining                                            Weighted
                          Number       Contractual Life     Weighed Average       Number        Average
   Exercise Prices     Outstanding          (Years)          Exercise Price    Exercisable   Exercise Price
   ---------------     -----------          -------          --------------    -----------   --------------
             $ 0.05         1,500,000        1.96               $ 0.05          1,500,000          $ 0.05
             ------         ---------        -----              ------          ---------          ------
                            1,500,000        1.96               $ 0.05          1,500,000          $ 0.05
                            =========        =====              ======          =========          ======

Transactions involving the Company's warrants issuance are summarized as follows:

                                                   Number
                                                     of         Weighted Average
                                                  Warrants       Exercise Price
                                                  --------       --------------
Outstanding at June 30, 2002                        100,000          $   0.20
                                                ===========          ========
Granted                                                  --                --
Exercised                                                --                --
Cancelled or Expired                               (100,000)             0.20
                                                -----------          --------
Outstanding at June 30, 2003                    $        --          $  --
                                                ===========          ========
Granted                                                  --                --
Exercised                                                --                --
Cancelled or Expired                                     --                --
                                                -----------          --------
Outstanding at June 30, 2004                    $        --          $     --
                                                ===========          ========
Granted                                           1,500,000              0.05
Exercised                                                --                --
Cancelled or Expired                                     --                --
                                                -----------          --------
Outstanding at September 30, 2004               $ 1,500,000          $   0.05
                                                ===========          ========

The Company did not grant stock options to shareholders or consultants during the period ended September 30, 2004 and 2003. The estimated value of the compensatory stock options vested during the period ended September 30, 2004 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 years, a risk free interest rate of 2.75%, a dividend yield of 0% and volatility of 50%. The amount of the expense charged to operations for compensatory stock options vested during the period ended September 30, 2004 and 2003 was $333 and $0, respectively. During the period ended September 30, 2004, the Company granted non-compensatory warrants to an investor to purchase 1,500,000 of the Company's common stock at $0.03 to $0.06 per share.

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Certain statements in "Management's Discussion and Analysis and Plan of Operation" are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES
--------

In addition to cash revenues, the Company earns Trade Dollars as compensation from exchanges participating in the trade exchange network, from transaction fees from its online exchanges and from profits from the sale of products and services as a result of transactions entered into by the Company as a member of the exchange network.

Revenues were $97,699 for the three months ended September 30, 2004, as compared to $0 for the three months ended September 30, 2003. The increase in revenue was attributable to the company's entrance into the barter business.

Costs and Expenses
------------------
Selling, general and administrative expenses ("SG&A") during the three month ended September 30, 2004 and 2003 were $648,102 and $481,477, respectively. This 35% of increase is due to the company's entrance into the barter business. Management is unable to accurately predict the nature and extent of future costs and expenses from this activity. During the three months ended September 30, 2004, Bentley paid approximately $448,000 of consulting fees with Company common stock, as well as $333 of consulting fees are in connection with issuance of stock options.

Depreciation expense was $175 for the three months ended September 30, 2004 and 2003.

INTEREST EXPENSE
----------------

Interest expense was $1,701 and $2,588 for the three months ended September 30, 2004 and 2003.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------

Net loss applicable to Common Stock was $552,279 for the three months ended September 30, 2004, compared to $484,240 for the three months ended September 30, 2003. Net loss per common share was $0.001 for the three months ended September 30, 2004 and $0.001 for the three months ended September 30, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At September 30, 2004, the Company's cash and cash equivalents on hand were $7,003 compared to $1,702 at June 30, 2004. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

The Company lacks assured available financial resources to meet its September 30, 2004 working capital deficit of $647,959 and future operating costs.

Obligations are being met on a month-to-month basis as cash becomes available. There can be no assurances that the Company's present flow of cash will be sufficient to meet current and future obligations. The Company has incurred losses since its inception, and continues to require additional capital to fund operations and development. As such, the Company's ability to pay its already incurred obligations is mostly dependent on the Company achieving its sales goal or raising additional capital in the form of equity or debt.

THE INDEPENDENT AUDITOR'S REPORT ON THE COMPANY'S JUNE 30, 2004 FINANCIAL STATEMENTS INCLUDED THE COMPANY'S 10KSB, FILED ON OCTOBER 15, 2004, STATES THAT THE COMPANY'S RECURRING LOSSES RAISE SUBSTANTIAL DOUBTS ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN.

Fiscal 2005 PLAN OF OPERATION
-----------------------------

The company's strategy is to create a worldwide affiliated network of independent exchanges and receive a small portion of every barter transaction processed throughout its system. Its strategy is to serve independent barter networks and simultaneously develop its global corporate barter business that will enable it to become a principal party to typically larger corporate transactions. The company believes it can satisfy its cash requirements through the sale of stock, paying consultants and others with stock until it becomes profitable.

The company wants to raise $1 million during Fiscal 2005 to cover expenses before it may become profitable by the end of fiscal 2005. However, the lack of capital is an impediment to rapid growth.

The company will continue to invest in maintaining and enhancing its VirtualBarter software. This will help to assure its competitive advantage. No significant equipment, plants or elaborate facilities are planned. As cash flow and investment in the company increases, it expects to add about eight employees in key roles. Meanwhile, it will compensate them as consultants with stock.

ITEM 3.  CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

                           PART II - OTHER INFORMATION

ITEM 1.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
                  OF PROCEEDS

In July 2004, the Company issued an aggregate of 137,600 shares of common stock to a consultant in exchange for services rendered, valued at $3,440.

In July 2004, the Company issued an aggregate of 1,357,142 shares of common stock to two investors in exchange for $19,000 of cash, net of costs and fees.

In September 2004, the Company issued an aggregate of 5,000,000 shares of common stock to an investor in exchange for $50,000 of cash, net of costs and fees.

These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 2.  DEFAULTS UPON SENIOR SECURITIES

                  NONE

Item 3.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

Item 4.  OTHER INFORMATION

                  NONE

Item 5.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number    Description of Document
------    -----------------------

3.1               Articles of Incorporation of the Registrant (1)

3.2               By-laws of the Registrant (1)

3.3 Articles of Amendment to Articles of Incorporation of Bentley Communications Corp. (2)

10.1              October 2002 Non-Qualified Stock & Stock Option Plan (3)

10.2              January 2003 Non-Qualified Stock & Stock Option Plan (4)

10.3              June 2003 Non-Qualified Stock & Stock Option Plan (5)

10.4              2004 Equity Incentive Plan (6)

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

         (1) Previously filed as an exhibit to the Company's Form 10-QSB dated June 1, 2000

         (2) Previously filed as an exhibit to the Company's Form 10-KSB dated June 30, 2002

         (3) Filed with the Company's Form S-8, filed October 28, 2002 (File No. 333-100774) and incorporated by reference herein

         (4) Filed with the Company's Form S-8, filed March 17, 2003 (File No. 333-103884) and incorporated by reference herein

         (5) Filed with the Company's Form S-8, filed June 18, 2003 (File No. 333-106243 and incorporated by reference herein

         (6) Filed with the Company's Form S-8, filed November 16, 2004 (File No. 333-120553 and incorporated by reference herein

(B) Reports on Form 8-K. One report was filed on Form 8-K during the three months ended September 30, 2004 and one report was filed on November 3, 2004.

         (1) On July 13, 2004, Bentley reported that, effective June 28th 2004, it moved its principle executive offices to 9040 Town Center Parkway, Bradenton, Florida 34202. In addition, effective June 28, 2004, director Gordon F. Lee resigned as a director and officer of the Registrant and reached a Confidential Settlement and Release Agreement by and between the Registrant and Mr. Lee dated June 28, 2004.

         (2) On November 3, 2004 the company filed a Form 8-K and reported the following sales of unregistered securities. These securities were issued without registration in reliance upon the exemption provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D.

On November 3, 2004, the Board of Directors accepted a Subscription Agreement from David L. Perry for the purchase of 400,000 shares of unregistered securities at a purchase price of $0.013 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 3, 2004, the Board of Directors accepted a Subscription Agreement from Robert Mr. Deery and Betty J. Deery for the purchase of 500,000 shares of unregistered securities at a purchase price of $0.01 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 3, 2004, the Board of Directors accepted a Subscription Agreement from Naveed Saleem for the purchase of 1,500,000 shares of unregistered securities at a purchase price of $0.0045 per share. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 3, 2004 the Board of Directors approved the issuance of 1,500,000 shares of restricted common stock to First Equity Group, Inc. in exchange for consulting services rendered in the amount of $11,700.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 19, 2004                  BENTLEY COMMERCE CORP.

                                     By:  /s/ Bruce Kamm
                                          ----------------------------
                                          CEO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: November 19, 2004     /s/ Bruce Kamm          CEO
                            --------------

Date: November 19, 2004    /S/ Robert Schumacher    COO
                           ---------------------