Form 10QSB
period 2004-12-31
BENTLEY COMMERCE CORP
filed 2005-02-22
CIK 1091964

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2004

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

                               7303 Merchant Court
                               Sarasota, FL 34240

                    (Address of principal executive offices)

 Issuer's telephone number, including area code: (941) 870-4952

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

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 694,023,158 shares outstanding as of February 18, 2005

Transitional Small Business Disclosure Format.
(check one) Yes [  ]       No [X]

                          BENTLEY COMMERCE CORPORATION
                                   FORM 10-QSB
                                TABLE OF CONTENTS

                                                                            Page
Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

         CONDENSED CONSOLIDATED BALANCE SHEETS: DECEMBER 31, 2004 AND
         JUNE 30, 2004......................................................  4

         CONDENSED CONSOLIDATED STATEMENTS OF LOSSES: FOR THE THREE
         AND SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003....................  5

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS: FOR THE
         SIX MONTHS ENDED DECEMBER 31, 2004 AND 2003........................  6

         NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION..............  7

Item 2. MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS............ 12

Item 3. CONTROLS AND PROCEDURES............................................. 15

                           Part II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS................................................... 15

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS......... 15

Item 3. DEFAULTS UPON SENIOR SECURITIES..................................... 17

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................. 17

Item 5. OTHER INFORMATION................................................... 17

Item 6. EXHIBITS............................................................ 17

Signatures.................................................................. 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                       BENTLEY COMMERCE CORP.
                               CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     (Unaudited)
                                                                  December 31, 2004   June 30, 2004
                                                                    -------------     -------------
ASSETS
 Current Assets:
 Cash and Cash Equivalents                                          $      1,918      $      1,702
 Accounts Receivable, net of $253,427 and $250,000 of
   allowance for doubtful account at December 31, 2004 and
   June 30, 2004, respectively                                             8,108             8,808

 Prepaid Expenses and Other                                                  177                67
                                                                    -------------     -------------

 Total Current Assets                                                     10,203            10,577

 Property and Equipment, at cost:

 Furniture and Equipment                                                   3,500             3,500

 Less: Accumulated Depreciation                                            3,437             3,103
                                                                    -------------     -------------

 Total Property and Equipment, net                                            63               397

 Total Assets                                                       $     10,266      $     10,974
                                                                    =============     =============

LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
 Current Liabilities:
 Accounts Payable and Accrued Liabilities                           $    360,630      $    293,278

 Notes Payable                                                            67,500            67,500

 Other Advances                                                          244,682           244,682

 Due to Related Parties                                                   27,480            55,187
                                                                    -------------     -------------

Total Liabilities                                                        700,292           660,647


 Commitment and Contingencies                                                 --                --

 (Deficiency in) Stockholders' Equity:
 Preferred Stock, par value $.0001 per share; 20,000,000
   shares authorized; none issued at December 31, 2004 and
   June 30, 2004                                                              --                --
 Common Stock, par value $.0001 per share; 2,500,000,000
   shares authorized; 638,186,436 and 556,583,616 shares issued and outstanding at December 31, 2004 and June 30, 2004,
   respectively                                                           63,818            55,658

 Common Stock Subscription                                                 5,980            (9,020)

 Additional Paid-in-Capital                                           17,583,313        16,644,365

 Accumulated Deficit                                                 (18,343,137)      (17,340,676)
                                                                    -------------     -------------

Total (Deficiency in) Stockholders' Equity:                             (690,026)         (649,673)

 Total Liabilities and (Deficiency in) Stockholders' Equity         $     10,266      $     10,974
                                                                    =============     =============


          See Accompanying Notes to Unaudited Condensed Consolidated Financial Information

                                                 4


                                             BENTLEY COMMERCE CORP.
                                  CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                                  (UNAUDITED)

                                           For the three months ended           For the six months ended
                                                   December 31,                         December 31,
                                            2004               2003               2004                2003
                                        --------------     --------------     --------------     --------------
Revenues:
Sales, net                              $     178,417      $          --      $     276,116      $          --

Operating expenses:

Selling, general and administrative           626,692            653,989          1,274,794          1,135,466


Depreciation                                      158                176                333                351
                                        --------------     --------------     --------------     --------------

Total operating expenses                      626,850            654,165          1,275,127          1,135,817


(Loss) from operations                       (448,433)          (654,165)          (999,011)        (1,135,817)


Interest income (expense)                      (1,749)            (2,601)            (3,450)            (5,189)

Income (taxes) benefit                             --                 --                 --                 --
                                        --------------     --------------     --------------     --------------

Net (loss)                              $    (450,182)     $    (656,766)     $  (1,002,461)     $  (1,141,006)
                                        ==============     ==============     ==============     ==============

Loss per common share
(basic and assuming dilution)           $       (0.00)     $       (0.00)     $       (0.00)     $       (0.00)
                                        ==============     ==============     ==============     ==============


Weighted average shares outstanding       600,827,740        398,051,914        589,563,633        356,840,850
                                        ==============     ==============     ==============     ==============


                See Accompanying Notes to Unaudited Condensed Consolidated Financial Information


                                                       5


                                        BENTLEY COMMERCE CORP.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                    For the six months ended December 31,
                                                                            2004             2003
                                                                        ------------     ------------
Cash flows from operating activities:
Net (loss) from operating activities                                    $(1,002,461)     $(1,141,006)
Adjustments to reconcile net (loss) to net cash (used in)
   operating activities:
     Depreciation                                                               333              351
     Common stock issued in exchange for services rendered                  783,610          374,405
     Common Stock issued in exchange for accrued expenses                        --           94,000
     Common Stock issued in exchange for organization costs                      --          300,000
     Consulting Fees prepaid in prior year with Company prior stock              --           54,138
     Stock options issued in exchange for services rendered                     666               --
   (Increase) decrease in:
     Accounts receivable                                                        700               --
     Other assets                                                              (110)              --
   Increase (decrease) in:
     Accounts payable and accrued liabilities                                67,355           26,566
     Cash disbursed in excess of available funds                                 --              491
                                                                        ------------     ------------

Net cash (used in) operating activities                                    (149,907)        (291,055)

Cash flows from financing activities:
  Proceeds from sale of common stock, net of costs and fees                 135,430          137,600
  Proceeds from other advances                                                   --          135,850
  Proceeds from related parties advances, net of repayments                  14,693           17,615
                                                                        ------------     ------------

Net cash provided by financing activities                                   150,123          291,065

Net increase in cash and cash equivalents                                       216               10

Cash and cash equivalents at beginning of the period                          1,702               --
                                                                        ------------     ------------
Cash and cash equivalents at end of the period                          $     1,918      $        10
                                                                        ============     ============


Supplemental Disclosures of Cash Flow Information:
Cash paid during period for interest                                    $        --      $        --
Cash paid during period for taxes                                       $        --      $        --
Common stock issued in exchange for services rendered                   $   783,610      $   374,405
Common stock issued for accrued expenses                                $        --      $    94,000
Common stock issued to related parties in exchange for
  related party advances                                                $    27,400      $    32,634
Common stock issued  in exchange for other advances                     $        --      $    46,500
Common stock issued in exchange for organization costs                  $        --      $   300,000
Consulting Fees prepaid in prior year with company common stock         $        --      $    54,138
Stock options issued in exchange for services rendered                  $       666      $        --
Reclassification of related party advances to stock
  subscription payable                                                  $    15,000      $        --
Operating expenses paid by barter credits                               $   260,161      $        --



           See Accompanying Notes to Unaudited Condensed Consolidated Financial Information


                                                  6

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the six-month period ended December 31, 2004, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

Stock Based Compensation (Continued)
------------------------------------

The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation issued and outstanding at December 31, 2004.

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

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

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

The Company uses barter credits in the acquisition of goods or services used in its operations. When reasonably determinable, the Company charges to operations the transactions at the fair value of the goods or services received. During the period ended December 31, 2004, the Company charged to operations a total of $260,161 of purchases and expenses that were paid by barter credits.

NOTE C - CAPITAL STOCK

The Company has authorized 2,500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 638,186,436 and 556,583,616 shares of common stock issued and outstanding at December 31, 2004 and June 30, 2004, respectively. The Company has no preferred stock issued and outstanding at December 31, 2004 and June 30, 2004.

For the period ended December 31, 2004, the Company issued an aggregate of 18,972,142 shares of common stock in exchange for $135,430 of cash, net of costs and fees. The Company issued an aggregate of 61,430,678 shares of common stock to consultants for services of $783,610. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered. The Company issued an aggregate of 1,200,000 shares of common stock to related parties in exchange for $27,400 of previously incurred debt. The Company also reclassified $15,000 of advances from shareholders to common stock subscription payable. The Company received the advances in prior years and the shareholder has agreed to subscribe $15,000 of common stock of the Company. As of December 31, 2004, the common stock subscribed has not been issued to the shareholder.

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS

Options
-------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at December 31, 2004.


                              Options Outstanding                             Options Exercisable
                              -------------------                             -------------------
                                    Weighted Average
                                       Remaining                                          Weighted
                          Number       Contractual     Weighted Average      Number        Average
   Exercise Prices     Outstanding     Life (Years)     Exercise Price    Exercisable   Exercise Price
   ---------------     -----------     ------------     --------------    -----------   --------------
       $ 0.03          21,000,000          3.44              $ 0.03        17,666,667        $ 0.03
       $ 0.05             275,000          2.17                0.05           275,000          0.05
       $ 0.50             200,000          1.00                0.50           200,000          0.50
       $ 1.00             200,000          1.00                1.00           200,000          1.00
                     ------------       -------             -------       -----------       -------
                       21,675,000          3.38              $ 0.04        18,341,667        $ 0.05
                     ============       ========            =======       ============      ========

Transactions involving the Company's options issuance are summarized as follows:

                                                                           Number        Weighted Average
                                                                             of              Exercise
                                                                           Options            Price
                                                                       ---------------   ----------------
   Outstanding at June 30, 2002                                              400,000         $   0.75
                                                                         ============        ========
   Granted                                                                        --               --
   Exercised                                                                      --               --
   Cancelled or Expired                                                           --               --
                                                                         ------------        --------
   Outstanding at June 30, 2003                                              400,000         $   0.75
                                                                         ============        ========
   Granted                                                                35,275,000             0.03
   Exercised                                                              (4,000,000)            0.03
   Cancelled or Expired                                                  (10,000,000)            0.03
                                                                         ------------        --------
   Outstanding at June 30, 2004                                           21,675,000         $   0.04
                                                                         ============        ========
   Granted                                                                        --               --
   Exercised                                                                      --               --
   Cancelled or Expired                                                           --               --
                                                                         ------------        --------
   Outstanding at December 31, 2004                                       21,675,000         $   0.04
                                                                         ============        ========

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (CONTINUED)

Warrants
--------

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at December 31, 2004.

                              Options Outstanding                             Options Exercisable
                              -------------------                             -------------------
                                    Weighted Average
                                       Remaining                                          Weighted
                          Number       Contractual     Weighted Average      Number        Average
   Exercise Prices     Outstanding     Life (Years)     Exercise Price    Exercisable   Exercise Price
   ---------------     -----------     ------------     --------------    -----------   --------------

       $ 0.05           1,500,000          1.71             $ 0.05          1,500,000       $ 0.05
      -------          ----------        ------            -------         ----------      -------
                        1,500,000          1.71             $ 0.05          1,500,000       $ 0.05
                       ==========        ======            =======         ==========      =======

Transactions involving the Company's warrants issuance are summarized as follows:

                                                                           Number        Weighted Average
                                                                             of              Exercise
                                                                          Warrants            Price
                                                                       ---------------   ----------------
   Outstanding at June 30, 2002                                              100,000         $   0.20
                                                                         ============        ========
   Granted                                                                        --               --
   Exercised                                                                      --               --
   Cancelled or Expired                                                     (100,000)            0.20
                                                                         ------------        --------
   Outstanding at June 30, 2003                                                   --         $     --
                                                                         ============        ========
   Granted                                                                        --               --
   Exercised                                                                      --               --
   Cancelled or Expired                                                           --               --
                                                                         ------------        --------
   Outstanding at June 30, 2004                                                   --         $     --
                                                                         ============        ========
   Granted                                                                 1,500,000             0.05
   Exercised                                                                      --               --
   Cancelled or Expired                                                           --               --
                                                                         ------------        --------
   Outstanding at December 31, 2004                                        1,500,000         $   0.05
                                                                         ============        ========


The Company did not grant stock options to shareholders or consultants during the period ended December 31, 2004 and 2003. The estimated value of the compensatory stock options vested during the period ended December 31, 2004 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 years, a risk free interest rate of 2.75%, a dividend yield of 0% and volatility of 50%. The amount of the expense charged to operations for compensatory stock options vested during the period ended December 31, 2004 and 2003 was $666 and $0, respectively. During the period ended December 31, 2004, the Company granted non-compensatory warrants to an investor to purchase 1,500,000 of the Company's common stock at $0.03 to $0.06 per share.

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                DECEMBER 31, 2004
                                   (UNAUDITED)

NOTE E - COMMITMENT AND CONTINGENCIES

Litigation
----------

On December 16, 2004 an action was filed in Superior Court of the State of California For the County of San Francisco titled BXI Exchange, Inc. vs. Debbie DeSousa, Barter Bucks, Inc., Bentley Commerce Corp and Does 1 through 25. The Complaint claims that while DeSousa was an independent contractor for BXI Exchange, she misappropriated BXI trade secrets and started her own exchange operating through the Company's trade system with the assistance of the Company. BXI alleges that the Company is a competitor and that the Company interfered with BXI's relationship with DeSousa, and possibly others. BXI has attempted to assert claims against the Company for intentional interference with economic relations, intentional interference with contractual relations, unfair competition, violation of the Trade Secrets Act and slander.

The Company has not been formerly served with the Complaint and accordingly has not yet responded nor is a date set for such response. However, the Company does not believe that the Complaint adequately states a cause of action for the claims asserted and intends to vigorously defend the matter. In addition, the Company believes the Complaint is an effort to thwart legitimate business and accordingly, may have certain counter claims against BXI.


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


GENERAL

On December 31, 2004, Bentley Commerce concluded its first year as an operating company. During that period, it strengthened its position as the leader in online and point-of-purchase barter and trade. Its global trade marketplace had approximately a half billion dollars in products and services available for trade from 80 independent active exchanges it brought to the Internet with VirtualBarter, its proprietary online barter software and trade exchange management system. In addition, during the last quarter of Calendar 2004, a number of new exchanges were added while a few were dropped, typically for inactivity.

The Company's proprietary platform, that forms the backbone of its global trade marketplace, enables members of affiliated independent trade exchanges throughout the world, to trade over the Internet with each other just if they were all members of the same exchange. Because of this, Bentley Commerce is strategically positioned to provide companies trading throughout the world with a single worldwide trade currency that will enable trading in a trade currency clearinghouse for the entire barter industry.

Incremental software enhancements to Bentley Commerce's integrated technology platform and Trade Debit Card implemented in the last quarter of Calendar 2004 provided real time trade transaction processing worldwide using a single global currency. Any member in any affiliated exchange is able to use their trade debit card to purchase from members in their exchange, as well as with members of any other participating exchange throughout the world. This alone might eliminate the current constraints that have hindered the growth of global barter and trade for the past 25 years. It can have a profound impact on dramatically increasing barter transactions worldwide, and Bentley's revenue, since it receives a small cash fee on each trade processed through its transaction network, which when taken in the aggregate may become quite a large sum.

PLATNIUM POINT-OF-SALE TRADE CARDS

Bentley Commerce announced an agreement on Nov. 3, 2004 with Morgan Beaumont, Inc. a premier provider of Stored Value and Debit Card solutions, to roll out Morgan Beaumont's proprietary load software on Verifone 3750 equipment, bundled with Bentley Trade Cards and Morgan Beaumont Debit Cards to business members of Barter Exchanges across the U.S. and Canada. Earlier this year Morgan Beaumont and Bentley Commerce began to develop a Trade Card and debit card program to be used internationally at all members of barter exchanges affiliated with Bentley Commerce on POS terminals, allowing business members to conduct both trade and debit card transactions easily and quickly.

OFFICE CONSOLIDATION, NEW CALL CENTER AND APPOINTMENT OF TRADE DIRECTOR

The Company began to centralize operations in its new corporate office in Sarasota, Florida and has closed its New Hampshire office. By centralizing operations at one facility, it expects to provide a higher level of customer service while reducing operational costs. The move should enable the company's management, marketing and operational teams to better collaborate on growing the business and to capitalize on more opportunities.

Bentley Commerce also opened a call center that provides customer service and technical support for its member exchanges, which it will expand to support the companies that trade through large, enterprise exchanges.

Don Gerhold, a trade director with over 20 years experience in the barter industry, has been appointed as Bentley Commerce's Trade Director. In addition to managing trading and expanding trade opportunities for Bentley's affiliate exchanges, he began bringing new exchanges onto Bentley's global trade marketplace and will ultimately staff, train and manage a team of trade floor brokers to assist member exchanges. Mr. Gerhold owned and operated his own trade exchange for 10 years before becoming a trade director for several highly regarded U.S. barter exchanges. Mr. Gerhold is not on the Company's Board of Directors.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2003

REVENUES
--------

In addition to cash revenues, the Company earns Trade Dollars as compensation from exchanges participating in the trade exchange network, from transaction fees from its online exchanges and from profits from the sale of products and services as a result of transactions entered into by the Company as a member of the exchange network.

Revenues were $178,417 for the three months ended December 31, 2004, as compared to $0 for the three months ended December 31, 2003. The increase in revenue was attributable to the company's entrance into the barter business in 2004.


OPERATING EXPENSES
------------------

Operating expenses for the three months ended December 31, 2004 were $626,850 compared to $654,165 for the three months ended December 31, 2003. Although this decrease is not significant and was primarily attributed to slightly lower general administrative expenses paid during the three-month period ended December 31, 2004 as compared to the period ended December 31, 2003, the reduced expenses also included compensation for a new Company officer and administration manager in addition to marketing and advertising initiatives.


Depreciation expense was $158 and $176 for the three months ended December 31, 2004 and 2003, respectively.

INTEREST EXPENSE
----------------

Interest expense was $1,749 and $2,601 for the three months ended December 31, 2004 and 2003, respectively.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------

Net loss applicable to Common Stock was $450,182 for the three months ended December 31, 2004, and $656,766 for the three months ended December 31, 2003. Net loss per common share was $0.001 for the three months ended December 31, 2004 and $0.002 for the three months ended December 31, 2003.

SIX MONTHS ENDED DECEMBER 31, 2004 COMPARED TO SIX MONTHS ENDED DECEMBER 31,
2003

REVENUES
--------

Revenues were $276,116 for the six months ended December 31, 2004, as compared to $0 for the six months ended December 31, 2003. The increase in revenue was attributable to the company's entrance into the barter business in 2004.

OPERATING EXPENSES
------------------

Operating expenses for the six months ended December 31, 2004 were $1,275,127 compared to $1,135,817 for the six months ended December 31, 2003. This increase was primarily attributed to the company's entrance into the barter business in 2004. During the three months ended September 30, 2004, management was unable to accurately predict the nature and extent of future costs and expenses from this activity. During the quarter ended December 31, 2004, the Company managed to lower general administrative fees and business related costs and fees. During the six months ended December 31, 2004 and 2003, Bentley paid approximately $783,000 and $374,000 of consulting fees with Company common stock, respectively.

INTEREST EXPENSE
----------------

Interest expense was $3,450 and $5,189 for the six months ended December 31, 2004 and 2003, respectively.

NET LOSS APPLICABLE TO COMMON STOCK
-----------------------------------

Net loss applicable to Common Stock was $1,002,461 for the six months ended December 31, 2004, compared to $1,141,006 for the six months ended December 31, 2003. Net loss per common share was $0.002 for the three months ended December 31, 2004 and $0.003 for the six months ended December 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At December 31, 2004, the Company's cash and cash equivalents on hand were $1,918 compared to $1,702 at June 30, 2004. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

The Company had a working capital deficit of $690,089 at December 31, 2004, and the Company lacks assured available financial resources to meet its and future operating costs.

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

FISCAL 2005 PLAN OF OPERATION
-----------------------------

The company's strategy is to create a worldwide affiliated network of independent exchanges and receive a small portion of every barter transaction processed throughout its system. Its strategy is to serve independent barter exchanges, larger enterprise exchanges and trade exchange networks and simultaneously develop its global corporate barter business that will enable it to become a principal party to typically larger corporate transactions. The company believes it can satisfy its cash requirements through the sale of stock, paying consultants and others with stock until it becomes profitable.

The company wants to raise $1 million during Fiscal 2005 to cover expenses before it may become profitable by the end of fiscal 2005. However, the lack of capital is an impediment to rapid growth.

The company will continue to invest in maintaining and enhancing its VirtualBarter software, its Trade Card transaction processing platform and its telephone based IVR account information and transaction processing system. This will help to assure its competitive advantage. No significant equipment, plants or elaborate facilities are planned. As cash flow and investment in the company increases, it expects to add about eight employees in key roles. Meanwhile, it will compensate them as consultants with stock.


ITEM 3. CONTROLS AND PROCEDURES

The Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed in the reports the Company files under the Exchange Act are recorded, processed and reported as required.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 16, 2004 an action was filed in Superior Court of the State of California for the County of San Francisco titled BXI Exchange, Inc. vs. Debbie DeSousa, Barter Bucks, Inc., Bentley Commerce Corp and Does 1 through 25. The Complaint claims that while DeSousa was an independent contractor for BXI Exchange, she misappropriated BXI trade secrets and started her own exchange operating through the Bentley trade system with the assistance of Bentley. BXI alleges that Bentley is a competitor and that Bentley interfered with BXI's relationship with DeSousa, and possibly others. BXI has attempted to assert claims against Bentley for intentional interference with economic relations, intentional interference with contractual relations, unfair competition, violation of the Trade Secrets Act and slander.

Bentley has not been formerly served with the Complaint and accordingly has not yet responded nor is a date set for such response. However, Bentley does not believe that the Complaint adequately states a cause of action for the claims asserted and intends to vigorously defend the matter. The basis for the Complaint is that Bentley engaged in improper competition, however, Bentley is not a competitor of BXI, as Bentley is a technology provider whereas BXI is a trade exchange. In addition, Bentley believes the Complaint is an effort to thwart legitimate business activities and accordingly, may have certain counter claims against BXI.


ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On October 11, 2004 the Board of Directors approved the issuance of 1,000,000 shares of restricted common stock to Robert Meyer in exchange for consulting services rendered in the amount of $6,500. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 11, 2004 the Board of Directors approved the issuance of 157,600 shares of restricted common stock to Ed Guy in exchange for consulting services rendered in the amount of $9,450. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 11, 2004 the Board of Directors approved the issuance of 1,500,000 shares of restricted common stock to David Cooper in exchange for consulting services rendered in the amount of $15,000. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On October 11, 2004 the Board of Directors approved the issuance of 150,000 shares of restricted common stock to Linda Shepard in exchange for consulting services rendered in the amount of $1,500. These transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

On November 3, 2004, the Board of Directors accepted a Subscription Agreement from David L. Perry for the purchase of 400,000 shares of unregistered securities at a purchase price of $4,480. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 3, 2004, the Board of Directors accepted a Subscription Agreement from Robert Mr. Deery and Betty J. Deery for the purchase of 500,000 shares of unregistered securities at a purchase price of $5,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 3, 2004, the Board of Directors accepted a Subscription Agreement from Naveed Saleem for the purchase of 1,500,000 shares of unregistered securities at a purchase price of $6,750. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On November 3, 2004 the Board of Directors approved the issuance of 1,500,000 shares of restricted common stock to First Equity Group, Inc. in exchange for consulting services rendered in the amount of $10,500. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 13, 2004 the Board of Directors approved the issuance of 656,000 shares of restricted common stock to Ed Guy in exchange for consulting services rendered in the amount of $3,280. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 13, 2004 the Board of Directors approved the issuance of 656,000 shares of restricted common stock to Linda Shepard in exchange for consulting services rendered in the amount of $5,250. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 15, 2004, the Board of Directors accepted a Subscription Agreement from Sydney Prevor for the purchase of 2,000,000 shares of unregistered securities at a purchase price of $10,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 15, 2004, the Board of Directors accepted a Subscription Agreement from Moises Berezdivin for the purchase of 2,000,000 shares of unregistered securities at a purchase price of $10,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 15, 2004, the Board of Directors accepted a Subscription Agreement from Vivian Lazoff for the purchase of 2,000,000 shares of unregistered securities at a purchase price of $10,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 15, 2004 the Board of Directors accepted a Subscription Agreement from Naveed Saleem for the purchase of 1,000,000 shares of unregistered securities at a purchase price of $3,600. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 15, 2004 the Board of Directors accepted a Subscription Agreement from Tom Gratton for the purchase of 1,000,000 shares of unregistered securities at a purchase price of $5,000. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 16, 2004 the Board of Directors accepted two (2) Subscription Agreements from Ken Pollock for the purchase of 1,000,000 shares and 715,000 shares of unregistered securities at a total purchase price of $9,100. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

On December 16, 2004 the Board of Directors accepted a Subscription Agreements from Donahue Silvas for the purchase of 500,000 shares of unregistered securities at a purchase price of $2,500. This issuance was intended to be exempt from registration under section 4(2) and/or Regulation D of the Securities Act of 1933.

Item 3. DEFAULTS UPON SENIOR SECURITIES

                  NONE

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  NONE

Item 5. OTHER INFORMATION

                  NONE

Item 6. EXHIBITS

Exhibit
Number    Description of Document
------    -----------------------

3.1       Articles of Incorporation of the Registrant (1)

3.2       By-laws of the Registrant (1)

3.3 Articles of Amendment to Articles of Incorporation of Bentley Communications Corp. (2)

10.1      January 2003 Non-Qualified Stock & Stock Option Plan (3)

10.2      June 2003 Non-Qualified Stock & Stock Option Plan (4)

10.3      2004 NON-Qualified Stock & Stock Option Plan (5)

10.4      2004 Equity Incentive Plan (6)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer of Bentley Communications Corp. pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer of Bentley Communications Corp. pursuant to Section 906 of the Sarbanes Oxley Act of 2002
------------
         (1) Previously filed as an exhibit to the Company's Form 10-QSB dated June 1, 2000

         (2) Previously filed as an exhibit to the Company's Form 10-KSB dated June 30, 2002

         (3) Filed with the Company's Form S-8, filed March 17, 2003 (File No. 333-103884) and incorporated by reference herein

         (4) Filed with the Company's Form S-8, filed June 18, 2003 (File No. 333-106243 and incorporated by reference herein

         (5) Filed with the Company's Form S-8, filed December 31, 2003 (File No. 333-111667 and incorporated by reference herein

         (6) Filed with the Company's Form S-8, filed November 16, 2004 (File No. 333-120553 and incorporated by reference herein

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 22, 2005                BENTLEY COMMERCE CORP.

                                        By: /s/ Bruce Kamm
                                            ------------------------------------
                                            CEO & CFO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 22, 2005                 /s/ Bruce Kamm
                                        ----------------------------------------
                                        CEO


Date: February 22, 2005                 /s/ Robert Schumacher
                                        ----------------------------------------
                                        COO