Form 10QSB
period 2005-03-31
BENTLEY COMMERCE CORP
filed 2005-05-23
CIK 1091964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from ______________ to ______________

                        Commission file number: 000-27347

                             BENTLEY COMMERCE CORP.
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 784,479,905 shares outstanding as of May 20,2005

Transitional Small Business Disclosure Format.
(check one) Yes [  ]       No [X]

                             BENTLEY COMMERCE CORP.
                                   FORM 10-QSB
                                TABLE OF CONTENTS
                                                                           PAGE
         Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED) ...................................3

Item 2.  MANAGEMENT DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS ..........12

Item 3.  CONTROLS AND PROCEDURES ...........................................18

         Part II - OTHER INFORMATION .......................................18

Item 1.  LEGAL PROCEEDINGS

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
               OF PROCEEDS .................................................19

Item 3.  DEFAULTS UPON SENIOR SECURITIES ...................................19

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ...............19

Item 5.  OTHER INFORMATION .................................................19

Item 6.  EXHIBITS ..........................................................20

Signatures .................................................................22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         BENTLEY COMMERCE CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

                                                                     (Unaudited)
                                                                       March 31,              June 30,
                                                                         2005                   2004
                                                                     ------------            ------------
ASSETS
Current Assets:

Cash and Cash Equivalents                                            $      2,035            $      1,702
Accounts Receivable, net of $253,427 and $250,000 allowance
for doubtful accounts at March 31, 2005 and December 31,
2004, respectively                                                          8,107                   8,808
Prepaid Expenses and Other                                                     --                      67
                                                                     ------------            ------------
Total Current Assets                                                       10,142                  10,577

Property and Equipment, at cost:
Furniture and Equipment                                                     3,500                   3,500
Less: Accumulated Depreciation                                              3,487                   3,103
                                                                     ------------            ------------
Total Property and Equipment, net                                              13                     397

Total Assets                                                         $     10,155            $     10,974
                                                                     ============            ============
LIABILITIES AND (DEFICIENCY IN) STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts Payable and Accrued Liabilities                             $    371,711            $    293,278
Accrued Liabilities - Related Parties                                     280,450                      --
Notes Payable                                                              67,500                  67,500
Other Advances                                                            255,682                 244,682
Due to Related Parties                                                     27,480                  55,187
                                                                     ------------            ------------

Total Current Liabilities                                               1,002,823                 660,647

Commitments and Contingencies                                                  --                      --

(Deficiency in) Stockholders' Equity:
Preferred Stock, par value $.0001 per share; 20,000,000 shares
authorized; none issued at March 31, 2004 and June 30, 2004                    --                      --
Common Stock, par value $.0001 per share; 2,500,000 shares
authorized; 714,427,181 and 556,583,616 shares issued and
outstanding at March 31, 2005 and June 30, 2004, respectively              71,442                  55,658
Common Stock Subscription                                                 (87,020)                 (9,020)
Additional Paid-in Capital                                             17,967,436              16,644,365
Accumulated Deficit                                                   (18,944,526)            (17,340,676)
                                                                     ------------            ------------
Total (Deficiency in) Stockholders' Equity:                              (992,668)               (649,673)

Total Liabilities and (Deficiency in) Stockholders' Equity           $     10,155            $     10,974
                                                                     ============            ============

                       See Accompanying Notes to Unaudited
                  Condensed Consolidated Financial Information

                          BENTLEY COMMERCE CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF LOSSES
                                   (UNAUDITED)

                                                  For the three months ended              For the nine months ended
                                                          March 31,                               March 31,
                                                   2005                2004                2005                2004
                                              -------------       -------------       -------------       -------------
Revenue, net                                  $     103,628       $      17,293       $     379,744       $      17,293
Operating expenses:
Selling, general and administrative expenses        703,264           2,316,188           1,978,058           3,451,654
Depreciation                                             51                 195                 384                 546
                                              -------------       -------------       -------------       -------------
Total operating expenses                            703,315           2,316,383           1,978,442           3,452,200

Loss from operations                               (599,687)         (2,299,090)         (1,598,698)         (3,434,907)
Other income, net                                        --                 973                  --                 973
Interest (expense), net                              (1,702)             (1,683)             (5,152)             (6,872)
Provision for income taxes                               --                  --                  --                  --
                                              -------------       -------------       -------------       -------------
Net loss                                      $    (601,389)      $  (2,299,800)      $  (1,603,850)      $  (3,440,806)
                                              =============       =============       =============       =============
Loss per common share
  (basic and assuming dilution)               $       (0.00)      $       (0.00)      $       (0.00)      $       (0.01)
                                              =============       =============       =============       =============

Weighted average shares outstanding             681,377,360         506,162,883         619,721,427         408,613,089
                                              =============       =============       =============       =============

                       See Accompanying Notes to Unaudited
                  Condensed Consolidated Financial Information

                          BENTLEY COMMERCE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                          For the nine months ended March 31,
                                                                                               2005               2004
                                                                                           -----------        -----------
Cash flows used for operating activities:
Net loss                                                                                   $(1,603,850)       $(3,440,806)
Adjustments to reconcile net loss to net cash
  (used in) operating activities:
Depreciation and amortization                                                                      384                546
Common stock issued in exchange for services rendered                                        1,010,886          2,508,911
Stock options issued in exchange for services rendered (Note D)                                    999                 --
Common stock issued in exchange for organization costs                                              --            300,000
Common stock issued for accrued interest on convertible debentures                                  --              2,700
Common stock issued for advances from related parties                                               --             15,600
Common stock issued for accrued expenses                                                            --             94,000
Consulting fees prepaid in prior year with Company common stock                                     --             54,138
Increase (decrease) in:
Accounts receivable                                                                                701            (12,884)
Prepaid expenses and other current assets                                                           67             (1,508)
Accounts payable and accrued liabilities                                                       164,973            (25,648)
Accrued liabilities - related parties                                                          280,450                 --
Cash disbursed in excess of available funds                                                         --                (25)
                                                                                           -----------        -----------
Net cash (used in) operating activities                                                       (145,390)          (504,976)
Cash flows from investing activities:
Purchase of furniture and equipment                                                                 --             (5,457)
                                                                                           -----------        -----------
Net cash (used in) investing activities                                                             --             (5,457)
Cash flows from financing activities:

Proceeds from sale of common stock and stock subscription, net of costs and fees               147,430            383,100
Proceeds from other cash advances, net of repayments                                            11,000            140,511
Proceeds from related party advances, net of repayments                                        (12,707)             2,206
                                                                                           -----------        -----------
Net cash provided by financing activities                                                      145,723            525,817
Net increase in cash and cash equivalents                                                          333             15,384
Cash and cash equivalents, beginning of period                                                   1,702                 --
                                                                                           -----------        -----------
Cash and cash equivalents, end of period                                                   $     2,035        $    15,384
                                                                                           ===========        ===========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                                     $        --        $        --
                                                                                           ===========        ===========

Cash paid for income taxes                                                                 $        --        $        --
                                                                                           ===========        ===========

Common stock issued for services rendered                                                  $ 1,010,886        $ 2,508,911
                                                                                           ===========        ===========

Common stock issued for accrued expenses                                                   $    59,400        $    94,000
                                                                                           ===========        ===========

Common stock issued in exchange for advances  from related parties                         $    27,400        $    62,100
                                                                                           ===========        ===========

Common stock issued for convertible debenture and interest accrued                         $        --        $    32,700
                                                                                           ===========        ===========

Common stock issued for organization costs                                                 $        --        $   300,000
                                                                                           ===========        ===========

Consulting fees paid in prior year with Company common stock                               $        --        $    54,138
                                                                                           ===========        ===========

Stock options issued in exchange for services rendered                                     $       999        $        --
                                                                                           ===========        ===========

Reclassification of related party advances to stock subscription payable                   $    15,000        $        --
                                                                                           ===========        ===========

Operating expenses paid by barter credits (Note B)                                         $   350,536        $        --
                                                                                           ===========        ===========

                      See Accompanying Notes to Unaudited
                  Condensed Consolidated Financial Information

                            BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES

GENERAL

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the nine-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended June 30, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated June 30, 2004 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB.

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

STOCK BASED COMPENSATION

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the year ended June 30, 2004 and has adopted the interim disclosure provisions for its financial reports for the subsequent periods. The Company has no awards of stock-based employee compensation issued and outstanding at March 31, 2005.

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

STOCK BASED COMPENSATION (CONTINUED)

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), "Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company will have to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. Management has not determined the impact that this statement will have on Company's consolidated financial statements.

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

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE A - SUMMARY OF ACCOUNTING POLICIES (Continued)

RECLASSIFICATION

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

The Company uses barter credits in the acquisition of goods or services used in its operations. When reasonably determinable, the Company charges to operations the transactions at the fair value of the goods or services received. During the nine-month period ended March 31, 2005, the Company charged to operations a total of $350,536 of purchases and expenses that were paid by barter credits.

NOTE C - CAPITAL STOCK

The Company has authorized 2,500,000,000 shares of common stock, with a par value of $.0001 per share and 20,000,000 shares of preferred stock, with a par value of $.0001 per share. The Company has 714,427,181 and 556,583,616 shares of common stock issued and outstanding at March 31, 2005 and June 30, 2004, respectively. The Company has no preferred stock issued and outstanding at March 31, 2005 and June 30, 2004.

For the nine-month period ended March 31, 2005, the Company issued an aggregate of 18,972,142 shares of common stock in exchange for $135,430 of cash, net of costs and fees. The Company also issued 17,537,000 shares of common stock for subscriptions receivable of $105,000, and collected $12,000 for stock sold in previous periods. The Company issued an aggregate of 111,560,701 shares of common stock to consultants for services of $1,010,886. Valuation of common stock issued for services was based upon the value of the services rendered, which did not differ materially from the fair value of the Company's common stock during the period the services were rendered.

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE C - CAPITAL STOCK (Continued)

The Company issued an aggregate of 9,773,722 shares of common stock to related parties in exchange for $86,800 of previously incurred debt. The Company also reclassified $15,000 of advances from shareholders to common stock subscription payable. The Company received the advances in prior years and the shareholder has agreed to subscribe $15,000 of common stock of the Company. The common shares were issued to the shareholder in March 2005 for the common stock subscribed.

NOTE D - STOCK OPTIONS AND WARRANTS

OPTIONS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to consultants at March 31, 2005.

                              OPTIONS OUTSTANDING                                  OPTIONS EXERCISABLE
                       ------------------------------------                     ---------------------------
                                        Weighted Average                                         Weighted
                          Number           Remaining         Weighed Average      Number         Average
   Exercise Prices     Outstanding  Contractual Life (Years) Exercise Price     Exercisable   Exercise Price
   --------------------------------------------------------------------------------------------------------
        $ 0.03        21,000,000              3.19              $ 0.03         18,083,334          $ 0.03
        $ 0.05           275,000              1.92                0.05            275,000            0.05
        $ 0.50           200,000              0.75                0.50            200,000            0.50
        $ 1.00           200,000              0.75                1.00            200,000            1.00
    --------------    ----------      --------------      ---------------      -----------         -------
                      21,675,000              3.13              $ 0.04         18,758,334          $ 0.05

Transactions involving the Company's options issuance are summarized as follows:

                                        Number
                                          of            Weighted Average
                                        Options          Exercise Price
                                      ------------------------------------
Outstanding at June 30, 2002              400,000             $0.75
                                      ===========             =====
Granted                                        --                --
Exercised                                      --                --
Cancelled or Expired                           --                --
                                      -----------             -----

Outstanding at June 30, 2003              400,000             $0.75
                                      ===========             =====

Granted                                35,275,000              0.03
Exercised                              (4,000,000)             0.03
Cancelled or Expired                  (10,000,000)             0.03
                                      -----------             -----

Outstanding at June 30, 2004           21,675,000             $0.04
                                      ===========             =====
Granted                                        --                --
Exercised                                      --                --
Cancelled or Expired                           --                --
                                      -----------             -----

Outstanding at March 31, 2005          21,675,000             $0.04
                                      ===========             =====

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE D - STOCK OPTIONS AND WARRANTS (Continued)

WARRANTS

The following table summarizes the changes in options outstanding and the related prices for the shares of the Company's common stock issued to shareholders at March 31, 2005.

                                 Options Outstanding                                              Options Exercisable
---------------------------------------------------------------------------------------     ---------------------------------
                                         Weighted Average Remaining     Weighed Average        Number        Weighted Average
Exercise Prices   Number Outstanding     Contractual Life (Years)       Exercise Price      Exercisable        Exercise Price
     $ 0.05            1,500,000                   1.42                    $ 0.05             1,500,000            $ 0.05
                       1,500,000                   1.42                    $ 0.05             1,500,000            $ 0.05

Transactions involving the Company's warrants issuance are summarized as follows:

                                   Number
                                     of       Weighted Average
                                  Warrants    Exercise Price
        `                       ------------------------------
Outstanding at June 30, 2002       100,000         $0.20
                                ==========         =====

Granted                                 --            --
Exercised                               --            --
Cancelled or Expired              (100,000)         0.20
                                ----------         -----

Outstanding at June 30, 2003            --         $  --
                                ==========         =====
Granted                                 --            --
Exercised                               --            --
Cancelled or Expired                    --            --
                                ----------         -----

Outstanding at June 30, 2004            --         $  --
                                ==========         =====
Granted                          1,500,000          0.05
Exercised                               --            --
Cancelled or Expired                    --            --
                                ----------         -----

Outstanding at March 31, 2005    1,500,000         $0.05
                                ==========         =====

The Company did not grant stock options to shareholders or consultants during the period ended March 31, 2005. The estimated value of the compensatory stock options vested during the period ended March 31, 2005 was determined using the Black-Scholes pricing model and the following assumptions: contractual term of 3 years, a risk free interest rate of 2.75%, a dividend yield of 0% and volatility of 50%. The amount of the expense charged to operations for compensatory stock options vested during the period ended March 31, 2005 was $999. During the period ended March 31, 2005, the Company granted non-compensatory warrants to an investor to purchase 1,500,000 of the Company's common stock at $0.03 to $0.06 per share.

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE E - COMMITMENT AND CONTINGENCIES

CONTINGENT LIABILITY TO OFFICERS

Effective January 1, 2004, the Company entered into a two-year consulting agreement with its Chief Executive Officer (the "CEO") in the amount of $300,000 per year for a total of $600,000 (the "CEO Agreement"). The agreement calls for payment to the CEO in common stock, with a provision that upon the CEO's sale of the stock, the Company will reimburse the CEO for any decline in market price of the stock below the value at which the CEO originally received the stock. Pursuant to the CEO Agreement, as of March 31, 2005, the Company had issued a total of 16,300,000 shares with an original market value of $377,000. The market price of the 16,300,000 shares at March 31, 2005, is $48,900. At March 31, 2005, the Company appears to have a contingent liability to the CEO in the amount of $328,100. The Company management anticipates that the stock price will fluctuate in the near future, and will charge to operations any additional compensation required in the period of the CEO's sale of the stock.

Effective January 1, 2004, the Company entered into a two-year consulting agreement with its Chief Operating Officer (the "COO") in the amount of $150,000 per year for a total of $300,000 (the "COO Agreement"). The agreement calls for payment to the COO in common stock, with a provision that upon the COO's sale of the stock, the Company will reimburse the COO for any decline in market price of the stock below the value at which the COO originally received the stock. Pursuant to the COO Agreement, as of March 31, 2005, the Company had issued a total of 17,180,000 shares with an original market value of $342,700. At March 31, 2005, the market price of the 17,180,000 shares is $51,450, and the Company appears to have a contingent liability to the COO in the amount of $291,250. The Company management anticipates that the stock price will fluctuate in the near future, and will charge to operations any additional compensation required in the period of the COO's sale of the stock.

LITIGATION

The Company has been named as a defendant in a California state court action in the Superior Court in and for the City and County of San Francisco in the matter of BXI Exchange, Inc. v. DeSousa et al., in which the Company has been sued for intentional interference with economic relations, intentional interference with contractual relations, unfair competition, violation of California Business & Professions Code section 17200, violation of the Uniform Trade Secrets Act and slander. The lawsuit was brought by BXI Exchange, Inc., a barter exchange, and alleges, inter alia, that the Company induced an employee of BXI Exchange, defendant Debbie DeSousa, to breach the terms of her contract with BXI Exchange in order to set up a competing exchange using the Company's software and services.

                             BENTLEY COMMERCE CORP.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL INFORMATION
                                 MARCH 31, 2005
                                   (UNAUDITED)

NOTE E - COMMITMENT AND CONTINGENCIES (Continued)

LITIGATION (CONTINUED)

The Company vehemently denies the allegations against it and considers the lawsuit to be baseless and without merit. The Company has answered the complaint, denying the allegations of the complaint and asserting affirmative defenses to the complaint. The parties have commenced discovery in the lawsuit and are in the process of producing relevant documents and responding to written interrogatories. The parties are also discussing the terms of a protective order to enter in the action in order to preserve the confidentiality of materials and information produced during the discovery process. Depositions are anticipated to commence in the summer of 2005. The court has not yet set a trial date. The Company is vigorously defending itself in the litigation and expects to prevail in the action.

NOTE F = ACCOUNTS RECEIVABLE

In September 2004, the Company entered into settlement agreement ("Agreement") with Hemistar International Inc. ("Hemistar"). Pursuant to the Agreement, Hemistar agreed to a schedule of payments for outstanding services fees due to the Company and the Company's affiliate, PrimeDomain International ("PrimeDomain") as of June 30, 2004. The Company shall receive a minimum of $7,500 per month commencing in November 2004, until a total of $250,000 outstanding fees are paid in full. The Company has reserved in full the $250,000 accounts receivable at June 30, 2004. The Company has not received any payments as of March 31, 2005.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED March 31, 2005 COMPARED TO THREE MONTHS ENDED March 31, 2004

REVENUES

In addition to cash revenues, the Company earns Trade Dollars as compensation from exchanges participating in the trade exchange network, from transaction fees from its online exchanges and from profits from the sale of products and services as a result of transactions entered into by the Company as a member of the exchange network.

Revenues were $103,628 for the three months ended March 31, 2005, as compared to $17,293 for the three months ended March 31, 2004 The increase was due to an increase in trade volume among its affiliated exchanges that resulted in the Company earning more fees during this period, as well as obtaining and utilizing earned trade dollars to offset expenses that would otherwise be paid in cash.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2005 were $703,315 compared to $2,316,383 for the three months ended March 31, 2004. This decrease was primarily attributed to consolidating and centralizing the Company's operations at one facility, enabling the company to provide a higher level of customer service while significantly reducing operational costs.

LOSS FROM OPERATIONS

Loss from operations for the three months ended March 31, 2005 was $599,687 compared to $2,299,090 for the three months ended March 31, 2004.

INTEREST EXPENSE

Interest expense was $1,702 and $1,683 for the three months ended March 31, 2005 and 2004, respectively. The interests accrued were in connection with two promissory notes issued in February 2002.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $601,389 for the three months ended March 31, 2005, compared to $2,299,800 for the three months ended March 31, 2004. Net loss per common share was $0.00 for the three months ended March 31, 2005 and $0.00 for the three months ended March 31, 2004.

NINE MONTHS ENDED March 31, 2005 COMPARED TO NINE MONTHS ENDED MARCH 31, 2004

REVENUES

Revenues were $379,744 for the nine months ended March 31, 2005, as compared to $17,293 for the nine months ended March 31, 2004 The increase in revenue was due to an increase in trade volume among its affiliated exchanges that resulted in the Company earning more fees during this period, as well as obtaining and utilizing earned trade dollars to offset expenses that would otherwise be paid in cash.

OPERATING EXPENSES

Operating expenses for the nine months ended March 31, 2005 were $1,978,442 compared to $3,452,200 for the nine months ended March 31, 2004. consolidating and centralizing the Company's operations at one facility, enabling the company to provide a higher level of customer service while significantly reducing operational costs.

LOSS FROM OPERATIONS

Loss from operations for the nine months ended March 31, 2005 was $1,598,698 compared to $3,434,907 for the nine months ended March 31, 2004.

INTEREST EXPENSE

Interest expense was $5,152 and $6,872 for the nine months ended March 31, 2005 and 2004, respectively. The interests accrued were primarily in connection with two promissory notes issued in February 2002.

NET LOSS APPLICABLE TO COMMON STOCK

Net loss applicable to Common Stock was $1,603,850 for the nine months ended March 31, 2005, compared to $3,440,806 for the nine months ended March 31, 2004. Net loss per common share was $0.00 for the nine months ended March 31, 2005 and $0.01 for the nine months ended March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company continues to experience losses from operations and is primarily dependent on outside sources of funding to continue its operations.

At March 31, 2005, the Company's cash and cash equivalents on hand were $2,035 compared to $1,702 at June 30, 2004. Management recognizes that until sufficient product sales are achieved, the Company has a continuing need to raise capital to fund its daily operations and research and development activities.

The Company lacks assured available financial resources to meet its March 31, 2005 working capital deficit of $992,681 and future operating costs.

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

The Company's short-term and long-term liquidity requirements are expected to result from working capital needs to purchase inventory, retire existing trade liabilities and to pay other operating expenses. Although the Company cannot accurately predict the precise timing of its future capital expenditures, the Company estimates that it will need to expend over $500,000, primarily for capital expenditures and operating expenses, within the next twelve months.

The Company's independent certified public accountant has stated in their report included in the Company's June 30, 2004 Form 10-KSB, that the Company has experienced difficulty in generating cash flow to meet its obligations and sustain operations , and that the Company is dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about the Company's ability to continue as a going concern.

Contingent Liabilities

Effective February 1, 2004, the Company entered into a two-year consulting agreement with its Chief Executive Officer (the "CEO") in the amount of $300,000 per year for a total of $600,000 (the "CEO Agreement"). The agreement calls for payment to the CEO in common stock, with a provision that upon the CEO's sale of the stock, the Company will reimburse the CEO for any decline in market price of the stock below the value at which the CEO originally received the stock. Pursuant to the CEO Agreement, at March 31, 2005, the Company had issued a total of 16,300,000 shares with an original market value of $377,000. The market price of the 16,300,000 shares at March 31, 2005, is $48,900. At March 31, 2005, the
Company has a contingent liability to the CEO in the amount of $328,100. The Company management anticipates that the stock price will fluctuate in the near future, and the final liability amount can not be reasonably assured until the time of the CEO's sale of the stock.

Effective July 1, 2004, the Company entered into a two-year consulting agreement with its Chief Operating Officer (the "COO") in the amount of $150,000 per year for a total of $300,000 (the "COO Agreement"). The agreement calls for payment to the COO in common stock, with a provision that upon the COO's sale of the stock, the Company will reimburse the COO for any decline in market price of the stock below the value at which the COO originally received the stock. Pursuant to the COO Agreement, at March 31, 2005, the Company had issued a total of 17,180,000 shares with an original market value of $342,700. At March 31, 2005, the market price of the 17,180,000 shares is $51,450, and the Company has a contingent liability to the COO in the amount of $291,160. The Company management anticipates that the stock price will fluctuate in the near future, and the final liability amount can not be reasonably assured until the time of the COO's sale of the stock.

In October 2003, the Company licensed certain software from Bruce Kamm, who is now the Company's CEO. The amount of the license fee and related charges was $200,000. Pursuant to this agreement, the Company has paid Mr. Kamm common stock valued at $176,000 at the time of issuance. The Company is currently drafting an agreement with Mr. Kamm whereby the Company will reimburse Mr. Kamm for any decline in the price of this stock at the time Mr. Kamm sells the stock.

FISCAL 2005 PLAN OF OPERATION

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

The Company's Bentley Barter Crump subsidiary ceased operations during the three months ended March 31, 2005. This line of business is now being conducted by Bentley Commerce Corporation.

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

ITEM 3.  CONTROLS AND PROCEDURES

     DISCLOSURE CONTROLS AND PROCEDURES ARE CONTROLS AND OTHER PROCEDURES THAT ARE DESIGNED TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY US IN THE REPORTS THAT WE FILE OR SUBMIT UNDER THE EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED, WITHIN THE TIME PERIODS SPECIFIED IN THE SECURITIES AND EXCHANGE COMMISSION"S RULES AND FORMS. DISCLOSURE CONTROLS AND PROCEDURES INCLUDE, WITHOUT LIMITATION, CONTROLS AND PROCEDURES DESIGNED TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY US IN THE REPORTS THAT WE FILE UNDER THE EXCHANGE ACT IS ACCUMULATED AND COMMUNICATED TO OUR MANAGEMENT, INCLUDING OUR PRINCIPAL EXECUTIVE AND FINANCIAL OFFICERS, AS APPROPRIATE TO ALLOW TIMELY DECISIONS REGARDING REQUIRED DISCLOSURE.

     EVALUATION OF DISCLOSURE AND CONTROLS AND PROCEDURES. AS OF THE END OF THE PERIOD COVERED BY THIS QUARTERLY REPORT, WE CONDUCTED AN EVALUATION, UNDER THE SUPERVISION AND WITH THE PARTICIPATION OF OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER, OF OUR DISCLOSURE CONTROLS AND PROCEDURES (AS DEFINED IN RULES 13A-15(E) OF THE EXCHANGE ACT). BASED ON THIS EVALUATION, OUR CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER CONCLUDED THAT OUR DISCLOSURE CONTROLS AND PROCEDURES ARE EFFECTIVE TO ENSURE THAT INFORMATION REQUIRED TO BE DISCLOSED BY US IN REPORTS THAT WE FILE OR SUBMIT UNDER THE EXCHANGE ACT IS RECORDED, PROCESSED, SUMMARIZED AND REPORTED WITHIN THE TIME PERIODS SPECIFIED IN SECURITIES AND EXCHANGE COMMISSION RULES AND FORMS.

     CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING. THERE WAS NO CHANGE IN OUR INTERNAL CONTROLS, WHICH ARE INCLUDED WITHIN DISCLOSURE CONTROLS AND PROCEDURES, DURING OUR MOST RECENTLY COMPLETED FISCAL QUARTER THAT HAS MATERIALLY AFFECTED, OR IS REASONABLY LIKELY TO MATERIALLY AFFECT, OUR INTERNAL CONTROLS.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

            The Company has been named as a defendant in a California state court action in the Superior Court in and for the City and County of San Francisco in the matter of BXI EXHCANGE, INC. V. DESOUSA ET AL., in which the Company has been sued for intentional interference with economic relations, intentional interference with contractual relations, unfair competition, violation of California Business & Professions Code section 17200, violation of the Uniform Trade Secrets Act and slander. The lawsuit was brought by BXI Exchange, Inc., a barter exchange, and alleges, INTER ALIA, that the Company induced an employee of BXI Exchange, defendant Debbie DeSousa, to breach the terms of her contract with BXI Exchange in order to set up a competing exchange using the Company's software and services. The Company vehemently denies the allegations against it and considers the lawsuit to be baseless and without merit. The Company has answered the complaint, denying the allegations of the complaint and asserting affirmative defenses to the complaint. The parties have commenced discovery in the lawsuit and are in the process of producing relevant documents and responding to written interrogatories. The parties are also discussing the terms of a protective order to enter in the action in order to preserve the confidentiality of materials and information produced during the discovery process. Depositions are anticipated to commence in the summer of 2005. The court has not yet set a trial date. The Company is vigorously defending itself in the litigation and expects to prevail in the action.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 28, 2005, the Board of Directors accepted a subscription agreement from Harum Mizrahi for the purchase of 3,750,000 shares of its unregistered restricted common stock. This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

On April 26, 2005, the Board of Directors accepted a subscription agreement from Lenore Scott for the purchase of 500,000 shares of its unregistered restricted common stock. This issuance was intended to be exempt from registration under section 4(2) of the Securities Act of 1933.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

         NONE

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NONE

Item 5.  OTHER INFORMATION

         NONE

Item 6.  EXHIBITS

Exhibit
Number                                 Description of Document
------            -------------------------------------------------------------

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

10.7              2005 Equity Incentive Plan( 7)

31.1              Certification  of  the  Chief  Executive  Officer  of  Bentley
                  Communications   Corp.   pursuant   to  Section   302  of  the
                  Sarbanes-Oxley Act of 2002

31.2              Certification   of  the  Chief   Financial   Officer   Bentley
                  Communications   Corp.   pursuant   to  Section   302  of  the
                  Sarbanes-Oxley Act of 2002

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

         (3) Filed with the Company's Form S-8, filed August 22, 2002 (File No. 333-98569) and incorporated by reference herein

         (4) Filed with the Company's Form S-8, filed October 28, 2002 (File No. 333-100774) and incorporated by reference herein

         (5) Filed with the Company's Form S-8, filed March 17, 2003 (File No. 333-103884) and incorporated by reference herein

         (6) Filed with the Company's Form S-8, filed June 18, 2003 (File No. 333-106243 and incorporated by reference herein

         (7) Filed with the Company's Form S-8, filed April 8, 2005 (File No. 333-106243 and incorporated by reference herein

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 23, 2005    BENTLEY COMMERCE CORP.

By:  /s/ Bruce Kamm
     ---------------------------
     CEO & COO

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 23, 2005          /s/ Bruce Kamm           CEO

Date: May 23, 2005          /s/ Robert Schumacher    COO